Form 10-Q
period 1995-03-31
AVEMCO CORP
filed 1995-05-11
CIK 8802

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995

                              OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                Commission File Number   1-6271

                          AVEMCO CORPORATION
    (Exact name of registrant as specified in its charter)

             DELAWARE                            52-0733935
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)            Identification No.)

          411 Aviation Way
         Frederick, Maryland                       21701

        (Address of principal                    (Zip Code)
          executive offices)

Registrant's telephone number, including area code  (301) 694-5700

                                 N/A
Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,851,720 shares of common stock were outstanding as of March 31, 1995.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (Note 1)

             AVEMCO CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)
             March 31, 1995, and December 31, 1994

                                            March 31,     December 31,
                                              1995            1994
ASSETS:
Investments                                 $144,555,000  $136,378,000
Cash                                           4,195,000     5,191,000
Accounts receivable                           26,694,000    23,874,000
Reinsurance recoverable                       16,466,000    16,903,000
Deferred policy acquisition costs              4,923,000     4,922,000
Prepaid reinsurance premiums                   4,570,000     4,924,000
Net property and equipment                     8,103,000     7,532,000
Other assets                                   3,748,000     5,468,000

     Total assets                           $213,254,000  $205,192,000

LIABILITIES:
Unpaid losses and loss adjustment expenses  $40,932,000    $41,202,000
Unearned premiums                            28,268,000     27,001,000
Accounts payable and accrued expenses        21,701,000     21,248,000
Ceded reinsurance premiums payable            5,718,000      5,531,000
Notes payable to banks                       56,567,000     54,600,000

     Total liabilities                      153,186,000    149,582,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value, $10.00
per share; 500,000 shares authorized;
none issued                                       --              --

Common stock, par value, $.10 per share;
20,000,000 shares authorized; 11,549,061
issued in 1995 and 11,543,361 in 1994         1,155,000      1,154,000
Additional paid-in capital                   18,260,000     18,206,000
Net unrealized appreciation (depreciation)
on investments                                1,782,000       (842,000)
Foreign currency translation adjustments       (194,000)      (205,000)
Retained earnings                            86,125,000     84,285,000
                                            107,128,000    102,598,000

Treasury stock, at cost, 2,697,341 shares
in 1995 and 2,693,041 in 1994               (47,060,000)   (46,988,000)
     Total stockholders' equity              60,068,000     55,610,000
Contingent liabilities
     Total liabilities and stockholders'
     equity                                $213,254,000   $205,192,000

See accompanying notes to condensed consolidated financial statements.




             AVEMCO CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)

                                       Three Months Ended
                                                March 31,
                                               1995            1994

REVENUES:
Premiums earned                             $18,723,000    $15,583,000
Commissions                                   1,583,000      1,143,000
Net investment income                         2,054,000      2,025,000
Computer products and services                1,951,000      2,068,000
Realized investment gains (losses)             (109,000)       (79,000)
Other                                         1,802,000      1,264,000
   Total revenues                            26,004,000     22,004,000

EXPENSES:
Losses and loss adjustment expenses          10,522,000      8,468,000
Selling, general, and administrative
expenses                                      8,892,000      7,972,000
Commissions                                   1,766,000      1,528,000
Cost of computer hardware sold                  242,000        392,000
Interest                                      1,121,000        746,000
   Total expenses                            22,543,000     19,106,000

Earnings before income taxes                  3,461,000      2,898,000
Federal and state income taxes                  647,000        499,000

Net earnings                                 $2,814,000     $2,399,000

Net earnings per share                       $      .32     $      .26

Weighted average number of common and common
  equivalent shares outstanding               8,913,285      9,181,911

Dividends per share                          $      .11     $      .11


See accompanying notes to condensed consolidated financial statements.

             AVEMCO CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)


                                       Three Months Ended
                                                  March 31,
                                                1995           1994

OPERATING ACTIVITIES:
Net earnings                                $2,814,000      $2,399,000
Charges (credits) to operations not
affecting cash                                 379,000          29,000

Net cash flows provided from operations      3,193,000       2,428,000

INVESTMENT ACTIVITIES:
Proceeds from sale or maturity of
investments                                 11,520,000      13,056,000
Purchase of investments                    (15,838,000)    (12,947,000)
Proceeds from sale of property
and equipment                                    5,000           2,000
Purchase of property and equipment            (851,000)       (156,000)

Net cash flows used by investment
activities                                  (5,164,000)        (45,000)

FINANCING ACTIVITIES:
Proceeds from borrowings                     5,800,000        1,700,000
Principal payments on debt                  (3,833,000)      (1,900,000)
Exercise of common stock options                54,000           13,000
Dividends to stockholders                     (974,000)        (997,000)
Repurchase of common stock                     (72,000)        (711,000)

Net cash flows provided from (used by)
 financing activities                          975,000       (1,895,000)

Net increase (decrease) in cash               (996,000)         488,000
Cash, beginning of year                      5,191,000        2,918,000

Cash, end of period                         $4,195,000       $3,406,000


See accompanying notes to condensed consolidated financial statements.

             AVEMCO CORPORATION AND SUBSIDIARIES
     Notes to Condensed Consolidated Financial Statements
                         (Unaudited)

(1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report to shareholders and Form 10-K for the year ended December 31, 1994.

Item 2.Management's   Discussion  and  Analysis  of   Financial
       Condition and Results of Operations.

       Liquidity and Capital Resources

       The company's primary sources of operating funds are insurance premiums, investment income, reinsurance recoveries on paid losses, computer product sales and other service revenues. Principal uses of operating funds include claim payments to insureds, commissions, and other operating expenses. Overall, these operating activities produced positive cash flow of $3.2 million for the first three months of 1995. Since the level of operating cash flow is highly effected by premium production, paid loss activity, the sale of investment securities, and reinsurance recoveries received, operating cash flow can vary significantly from period to period.

       The company follows investment guidelines, which, in addition to providing for an acceptable after-tax return on its investments, are structured to preserve capital, maintain sufficient liquidity to meet obligations, and retain an ample margin of capital and surplus to assure the unimpaired ability to write insurance. The company's fixed income portfolio holdings consist primarily of high investment grade securities. The company does not use derivative instruments, such as mortgage derivatives, options, and structured notes to leverage its investment portfolio. Currently, the largest single portion of the investment portfolio is invested in tax-advantaged securities given the company's current tax position.

       In developing its investment strategy, the company establishes a level of cash and highly liquid short and intermediate term securities which, when combined with expected cash flow, is believed adequate to meet anticipated payment obligations.

       The company's common stock repurchase program reflects continued efforts to effectively manage its capital base and enhance shareholder value. During the 1995 first quarter, the company repurchased 4,300 shares of its common stock. The Board of Directors' current authorization allows the company to repurchase an additional 428,917 shares.

       Results of Operations

       Net  earnings  for the first quarter of 1995  were  $2.8
       million or $.32 per share compared to $2.4 million or $.26 per share for the similar period of 1994.

       The principal reason for the continued improvement in operating earnings is the increase in the earned premium coupled with a lower combined ratio on the business. The loss ratio on all lines of business at the end of 1995's first quarter was 56.2 percent, versus 1994's 54.3 percent. The loss ratio on the aviation book of business was 47.5 percent compared to
       54.4 percent in 1994's first quarter. The underwriting ratio for 1995's first quarter was 83.5 percent contrasted to 87.6 percent in 1994's first quarter.

       Gross premiums written for all lines of business in 1995 were $23.2 million versus $18.8 million in 1994, representing an increase of 23 percent. Aviation gross premiums written in the 1995 first quarter were $16.8 million versus $11.8 million in the same period of 1994. The company's purchase of the aviation business of Aviation Underwriting Specialists ("AUS"), a division of RLI Insurance Company, along with the modest growth in the company's direct aviation insurance activities, accounted for the growth in aviation premiums. Rates in the aviation insurance sector remain competitive.

       Gross premiums written on non-aviation lines were $6.4 million compared to $7.2 million in 1994. The decline was principally due to the company's reduced level of participation in a few short-term health programs. The company anticipates adding several new short-term health programs during the remainder of 1995.

       Net premiums written for all lines of business, after reinsurance, were $20.3 million, versus $16.0 million in 1994, representing a 27 percent increase. That growth is primarily related to the retention of premiums associated with the company's recent purchase of AUS's aviation business. As a result of this growth in net premiums written, earned premiums were up substantially over the same period in 1994.

       Net investment income for 1995 was level with 1994. During 1994 the company selectively started buying equities, foregoing some short-term income, but looking for longer-term capital appreciation. In the first quarter of 1995, the company's investment portfolio responded well to market conditions. The market value of the company's investment portfolio increased by approximately $2.6 million on an after-tax basis, making up a significant portion of the decline experienced throughout much of 1994. Realized investment losses were nominal in both year's first quarter.

       Computer product and service revenues for 1995 were about equal to 1994's first quarter. Software revenues increased and hardware sales declined.
       Hardware sales can vary greatly from quarter to quarter, while software revenues, the company's main product in this area, are more predictable and continue to grow.

       Net incurred losses and loss adjustment expenses for the 1995 first quarter were $10.5 million versus $8.5 million in 1994. This increase was due to the substantial growth during 1994 of the company's lenders single interest and short term health insurance programs as well as the growth in the company's aviation insurance business during the first quarter of 1995. The increase was commensurate with the premium increases in those various businesses.

       Selling, general, and administrative expenses were $8.9 million in the 1995 first quarter as compared to $8.0 million for the similar period in 1994. Much of this increase is attributed to the operating costs of AUS and International Group Services, a third-party administrator of short-term health insurance programs, purchased by the company in December 1994. Interest expense increased to $1.1 million in 1995 from $746,000 in 1994, primarily as the result of higher variable
       interest   rates  on  the  company's  revolving   credit
       facility.

             AVEMCO CORPORATION AND SUBSIDIARIES

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

       None, except in the ordinary course of business in connection with the insurance subsidiaries' operations.

Item 2.    Changes in Securities

       None

Item 3.    Defaults upon Senior Securities

       None

Item 4.    Submission of Matters to a Vote of Security Holders

       None

Item 5.    Other Information

       None

Item 6.    Exhibits and Reports on Form 8-K

       None
                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AVEMCO CORPORATION
                              (Registrant)





Date:      May 11, 1995       /s/ William P. Condon
                              William P. Condon
                              Chairman of the Board and
                              Chief Executive Officer





Date:      May 11, 1995       /s/ John F. Shettle, Jr.
                              John F. Shettle, Jr.
                              President and
                              Chief Operating Officer





Date:       May 11, 1995      /s/ John R. Yuska
                              John R. Yuska
                              Senior Vice President and
                              Chief Financial Officer