Form 10-Q
period 1995-06-30
AVEMCO CORP
filed 1995-08-11
CIK 8802

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                   OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,777,420 shares of common stock were outstanding as of June 30, 1995.

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (Note 1)

                   AVEMCO CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                  June 30, 1995, and December 31, 1994

                                               June 30,         December 31,
                                                 1995               1994
ASSETS:
Investments . . . . . . . . . . . . . . .   $149,395,000       $136,378,000
Cash. . . . . . . . . . . . . . . . . . .      3,552,000          5,191,000
Accounts receivable . . . . . . . . . . .     31,342,000         23,874,000
Reinsurance recoverable . . . . . . . . .     16,769,000         16,903,000
Deferred policy acquisition costs . . . .      5,567,000          4,922,000
Prepaid reinsurance premiums. . . . . . .      6,195,000          4,924,000
Net property and equipment. . . . . . . .      8,308,000          7,532,000
Other assets. . . . . . . . . . . . . . .      3,668,000          5,468,000

          Total assets  . . . . . . . . .   $224,796,000       $205,192,000

LIABILITIES:
Unpaid losses and loss adjustment expenses  $ 42,038,000        $ 41,202,000
Unearned premiums . . . . . . . . . . . .     35,933,000          27,001,000
Accounts payable and accrued expenses . .     22,367,000          21,248,000
Ceded reinsurance premiums payable. . . .      6,691,000           5,531,000
 Notes payable to banks . . . . . . . . .     55,900,000          54,600,000

          Total liabilities . . . . . . .    162,929,000         149,582,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value, $10.00 per share;
  500,000 shares authorized; none issued          --                  --
Common stock, par value, $.10 per share;
  20,000,000 shares authorized; 11,549,061
  issued in 1995 and 11,543,361 in 1994 .      1,155,000           1,154,000
Additional paid-in capital. . . . . . . .     18,260,000          18,206,000
Net unrealized appreciation (depreciation)
  on investments. . . . . . . . . . . . .      3,134,000            (842,000)
Foreign currency translation adjustments.       (142,000)           (205,000)
Retained earnings . . . . . . . . . . . .     87,829,000          84,285,000

                                             110,236,000         102,598,000

Treasury stock, at cost, 2,771,641 shares
  in 1995 and 2,693,041 in 1994 . . . . .    (48,369,000)        (46,988,000)

          Total stockholders' equity  . .     61,867,000          55,610,000

Contingent liabilities

          Total liabilities and
          stockholders' equity  . . . . .   $224,796,000        $205,192,000

See accompanying notes to condensed consolidated financial statements.

                   AVEMCO CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                     Six Months Ended
                                                          June 30,
                                                 1995                1994
REVENUES:
Premiums earned . . . . . . . . . . . . .   $ 39,497,000        $ 37,570,000
Commissions . . . . . . . . . . . . . . .      3,652,000           3,351,000
Net investment income . . . . . . . . . .      4,195,000           4,073,000
Computer products and services. . . . . .      4,764,000           4,156,000
Realized investment gains (losses)  . . .         (7,000)            (66,000)
Other . . . . . . . . . . . . . . . . . .      3,762,000           2,630,000

          Total revenues  . . . . . . . .     55,863,000          51,714,000

EXPENSES:
Losses and loss adjustment expenses . . .     25,003,000          21,143,000
Selling, general, and administrative
  expenses  . . . . . . . . . . . . . . .     17,840,000          16,452,000
Commissions . . . . . . . . . . . . . . .      3,283,000           4,062,000
Cost of computer hardware sold. . . . . .        799,000             550,000
Interest. . . . . . . . . . . . . . . . .      2,035,000           1,595,000

          Total expenses  . . . . . . . .     48,960,000          43,802,000

Earnings before income taxes  . . . . . .      6,903,000           7,912,000
Federal and state income taxes  . . . . .      1,420,000           1,943,000

Net earnings  . . . . . . . . . . . . . .   $  5,483,000        $  5,969,000

Net earnings per share  . . . . . . . . .   $        .62        $        .65

Weighted average number of common and
  common equivalent shares outstanding  .      8,913,400           9,127,248

Dividends per share . . . . . . . . . . .   $        .22        $        .22

See accompanying notes to condensed consolidated financial statements.

                   AVEMCO CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                                   Three Months Ended
                                                         June 30,
                                                1995                1994
REVENUES:
Premiums earned . . . . . . . . . . . . .   $ 20,774,000        $ 21,987,000
Commissions . . . . . . . . . . . . . . .      2,069,000           2,208,000
Net investment income . . . . . . . . . .      2,141,000           2,048,000
Computer products and services. . . . . .      2,813,000           2,088,000
Realized investment gains (losses)  . . .        102,000              13,000
Other . . . . . . . . . . . . . . . . . .      1,960,000           1,366,000

          Total revenues  . . . . . . . .     29,859,000          29,710,000

EXPENSES:
Losses and loss adjustment expenses . . .     14,481,000          12,675,000
Selling, general, and administrative
  expenses  . . . . . . . . . . . . . . .      8,948,000           8,480,000
Commissions . . . . . . . . . . . . . . .      1,517,000           2,534,000
Cost of computer hardware sold  . . . . .        557,000             158,000
Interest. . . . . . . . . . . . . . . . .        914,000             849,000

          Total expenses  . . . . . . . .     26,417,000          24,696,000

Earnings before income taxes  . . . . . .      3,442,000           5,014,000
Federal and state income taxes. . . . . .        773,000           1,444,000

Net earnings. . . . . . . . . . . . . . .   $  2,669,000        $  3,570,000

Net earnings per share. . . . . . . . . .   $        .30        $        .39

Weighted average number of common and common
  equivalent shares outstanding . . . . .       8,896,246          9,076,341

Dividends per share . . . . . . . . . . .   $         .11       $        .11


See accompanying notes to condensed consolidated financial statements.

                   AVEMCO CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                    Six Months Ended
                                                         June 30,
                                                 1995                1994
OPERATING ACTIVITIES:
Net earnings  . . . . . . . . . . . . . .   $  5,483,000        $  5,969,000
Charges (credits) to operations not
  affecting cash  . . . . . . . . . . . .      3,238,000           5,041,000

Net cash flows provided from operations .      8,721,000          11,010,000

INVESTMENT ACTIVITIES:
Proceeds from sale or maturity of
  investments . . . . . . . . . . . . . .     22,449,000          21,714,000
Purchase of investments . . . . . . . . .    (29,368,000)        (26,863,000)
Proceeds from sale of property and
  equipment . . . . . . . . . . . . . . .         21,000               2,000
Purchase of property and equipment  . . .     (1,497,000)           (256,000)

Net cash flows used by investment
  activities  . . . . . . . . . . . . . .     (8,395,000)         (5,403,000)

FINANCING ACTIVITIES:
Proceeds from borrowings. . . . . . . . .      5,800,000           1,700,000
Principal payments on debt  . . . . . . .     (4,500,000)         (2,400,000)
Exercise of common stock options  . . . .         54,000              13,000
Dividends to stockholders . . . . . . . .     (1,939,000)         (1,982,000)
Repurchase of common stock  . . . . . . .     (1,380,000)         (2,420,000)

Net cash flows used by financing
  activities  . . . . . . . . . . . . . .     (1,965,000)         (5,089,000)

Net increase (decrease) in cash . . . . .     (1,639,000)            518,000
Cash, beginning of year . . . . . . . . .      5,191,000           2,918,000

Cash, end of period . . . . . . . . . . .   $  3,552,000        $  3,436,000

See accompanying notes to condensed consolidated financial statements.

                   AVEMCO CORPORATION AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

(1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report to shareholders and Form 10-K for the year ended December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Liquidity and Capital Resources

        The company's primary sources of operating funds are insurance premiums, investment income, reinsurance recoveries on paid losses, computer product sales and other service revenues. Principal uses of operating funds include claim payments to insureds, commissions, and other operating expenses. Overall, these operating activities produced positive cash flow of $8.7 million for the first six months of 1995. Since the level of operating cash flow is highly effected by premium production, paid loss activity, the sale of investment securities, and reinsurance recoveries received, operating cash flow can vary significantly from period to period.

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

        The company's common stock repurchase program reflects continued efforts to effectively manage its capital base and enhance shareholder value. During the first half of 1995, the company repurchased 78,600 shares of its common stock at an average cost of $17.57 per share. The Board of Directors' current authorization allows the company to repurchase an additional 354,617 shares.

        Results of Operations

        Net earnings for the second quarter of 1995 were $2.7 million or $.30 per share compared to $3.5 million or $.39 per share for the similar period of 1994. An increased loss ratio in the aviation business and the company's reduced level of participation in a few short-term health programs were the principal factors for the reduced level of earnings.

        Gross premiums written for all lines of business during the 1995 second quarter were $32.0 million compared to $33.0 million in 1994. Aviation gross premiums written in the second quarter were $24.2 million, versus $22.9 million in the same period of 1994. The company's purchase of the aviation business of Aviation Underwriting Specialists (AUS) during the 1995 first quarter principally accounted for the growth in aviation premiums. Gross premiums written on non-aviation lines during the second quarter were $7.8 million compared to $10.0 million in 1994. The drop in premium is principally due to the company's reduced level of participation in one short-term health program, along with the discontinuance of another that was not meeting the company's underwriting objectives. The company views 1995 as a transitional year in the short-term health business. During the remainder of the year, the company will be building participation in certain programs managed by International Group Services (IGS), a consolidated subsidiary, acquired in December of 1994.

        Net investment income for the 1995 second quarter was slightly ahead of 1994. Also, in the second quarter of 1995 the company's investment portfolio continued to respond well to market conditions. For the first half of 1995, the market value of the investment portfolio increased by approximately $4.0 million on an after-tax basis, making up a significant portion of the decline experienced throughout much of 1994. Realized investment gains were nominal in the second quarter of both years.

        Computer product and service revenues for 1995's second quarter increased by 35 percent over 1994, reflecting increases in both software and hardware revenues.

        Net incurred losses for the 1995 second quarter were $14.5 million contrasted to $12.7 million in 1994. The increase was due to additional claims activity in the company's aviation business, including some large claims which the company did not experience in 1994. The aviation loss ratio for the 1995 second quarter was 74.2% compared to 1994's 56.2%. There were no significant weather-related events during the 1995 or 1994 second quarters. The statutory loss ratio for all lines of business in the 1995 second quarter was 70.1 percent versus 57.6 percent for 1994. Year-to-date, the statutory loss ratio was 63.8 percent compared to 56.3 percent for 1994.

        The underwriting ratio for the 1995 second quarter was 90.3 percent versus 80.9 percent for 1994. Year-to-date, the underwriting ratio was 86.6 percent compared to 83.5 percent for 1994.

        Selling, general, and administrative expenses were $8.9 million in the 1995 second quarter as compared to $8.4 million for the similar period in 1994. Much of this increase is attributed to the operating costs of the AUS aviation and IGS short-term health businesses acquired in January 1995 and December 1994, respectively. Interest expense increased to $914,000 million in 1995 from $849,000 in 1994, primarily as the result of higher variable interest rates on the company's revolving credit facility.

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

        None

    Item 3.     Defaults upon Senior Securities

        None

    Item 4.     Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders, held on May 4, 1995, the Stockholders were asked to: (1) elect two directors to serve for a term of three years, expiring in 1998 or until their successors are elected and qualified; and (2) to consider and act upon a proposal to ratify the selection of KPMG Peat Marwick as independent auditors for the company for 1995. The results of the voting on each of these proposals were as follows:

        (1)  Election of Directors:
                                                   Shares as to Which
        Director Nominee      Shares Voted For     Authority Was Withheld

        Michael Collins          7,873,735               45,229
        John F. Shettle, Jr.     7,874,318               44,646

        (2)  Proposal to Ratify Selection of Independent Auditors:

        Shares Voted For:        7,886,194
        Shares Voted Against:       16,876
        Shares Abstaining:          15,893

    Item 5.     Other Information

        None

    Item 6.     Exhibits and Reports on Form 8-K

        None                                SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AVEMCO CORPORATION
                                (Registrant)




    Date:                   August 11, 1995         /s/ William P. Condon
                                                    William P. Condon
                                                    Chairman of the Board and
                                                    Chief Executive Officer





    Date:                   August 11, 1995         /s/ John F. Shettle, Jr.
                                                    John F. Shettle, Jr.
                                                    President and
                                                    Chief Operating Officer





    Date:                    August 11, 1995        /s/ John R. Yuska
                                                    John R. Yuska
                                                    Senior Vice President and
                                                    Chief Financial Officer