Form 10-Q
period 1995-09-30
AVEMCO CORP
filed 1995-11-13
CIK 8802

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,688,320 shares of common stock were outstanding as of September 30, 1995.

PART I.     FINANCIAL INFORMATION
    Item 1. Financial Statements (Note 1)

                        AVEMCO CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                     September 30, 1995, and December 31, 1994

                                              September 30,     December 31,
                                                  1995              1994
ASSETS:
Investments . . . . . . . . . . . . . . . . . $147,903,000     $136,378,000
Cash. . . . . . . . . . . . . . . . . . . . .    4,959,000        5,191,000
Accounts receivable . . . . . . . . . . . . .   32,112,000       23,874,000
Reinsurance recoverable . . . . . . . . . . .   17,841,000       16,903,000
Deferred policy acquisition costs . . . . . .    6,228,000        4,922,000
Prepaid reinsurance premiums. . . . . . . . .    5,906,000        4,924,000
Net property and equipment. . . . . . . . . .    8,242,000        7,532,000
Other assets. . . . . . . . . . . . . . . . .    3,612,000        5,468,000

          Total assets. . . . . . . . . . . . $226,803,000     $205,192,000

LIABILITIES:
Unpaid losses and loss adjustment expenses. . $ 43,759,000     $ 41,202,000
Unearned premiums . . . . . . . . . . . . . .   35,613,000       27,001,000
Accounts payable and accrued expenses . . . .   23,129,000       21,248,000
Ceded reinsurance premiums payable  . . . . .    5,895,000        5,531,000
Notes payable to banks  . . . . . . . . . . .   57,967,000       54,600,000

          Total liabilities . . . . . . . . .  166,363,000      149,582,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value, $10.00 per share;
  500,000 shares authorized; none issued  . .      --               --
Common stock, par value, $.10 per share;
  20,000,000 shares authorized; 11,549,061
  issued in 1995 and 11,543,361 in 1994 . . .    1,155,000        1,154,000
Additional paid-in capital  . . . . . . . . .   18,260,000       18,206,000
Net unrealized appreciation (depreciation) on
  investments . . . . . . . . . . . . . . . .    4,124,000         (842,000)
Foreign currency translation adjustments  . .      (88,000)        (205,000)
Retained earnings . . . . . . . . . . . . . .   86,861,000       84,285,000

                                               110,312,000      102,598,000

Treasury stock, at cost, 2,860,741 shares
  in 1995 and 2,693,041 in 1994 . . . . . . .  (49,872,000)     (46,988,000)

          Total stockholders' equity  . . . .   60,440,000       55,610,000

Contingent liabilities

          Total liabilities and stockholders'
          equity  . . . . . . . . . . . . . . $226,803,000     $205,192,000

See accompanying notes to condensed consolidated financial statements.

                        AVEMCO CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                   1995             1994
REVENUES:
Premiums earned . . . . . . . . . . . . . . . $ 60,287,000     $ 57,461,000
Commissions . . . . . . . . . . . . . . . . .    5,620,000        4,995,000
Net investment income . . . . . . . . . . . .    6,376,000        6,308,000
Computer products and services  . . . . . . .    7,557,000        6,330,000
Realized investment gains (losses)  . . . . .      203,000          (18,000)
Other . . . . . . . . . . . . . . . . . . . .    4,905,000        4,007,000

          Total revenues  . . . . . . . . . .   84,948,000       79,083,000

EXPENSES:
Losses and loss adjustment expenses . . . . .   42,951,000       35,141,000
Selling, general, and administrative expenses   25,963,000       23,941,000
Commissions . . . . . . . . . . . . . . . . .    5,084,000        6,076,000
Cost of computer hardware sold  . . . . . . .    1,591,000          844,000
Interest  . . . . . . . . . . . . . . . . . .    3,108,000        2,566,000

          Total expenses  . . . . . . . . . .   78,697,000       68,568,000

Earnings before income taxes  . . . . . . . .    6,251,000       10,515,000
Federal and state income taxes  . . . . . . .      694,000        2,259,000

Net earnings  . . . . . . . . . . . . . . . . $  5,557,000     $  8,256,000

Net earnings per share  . . . . . . . . . . . $        .63     $        .91

Weighted average number of common and common
  equivalent shares outstanding . . . . . . .    8,875,400        9,059,591

Dividends per share . . . . . . . . . . . . . $        .34     $        .33

See accompanying notes to condensed consolidated financial statements.

                        AVEMCO CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                   1995             1994
REVENUES:
Premiums earned . . . . . . . . . . . . . . . $ 20,790,000     $ 19,891,000
Commissions . . . . . . . . . . . . . . . . .    1,968,000        1,644,000
Net investment income . . . . . . . . . . . .    2,181,000        2,235,000
Computer products and services  . . . . . . .    2,793,000        2,174,000
Realized investment gains . . . . . . . . . .      210,000           48,000
Other . . . . . . . . . . . . . . . . . . . .    1,143,000        1,377,000

          Total revenues  . . . . . . . . . .   29,085,000       27,369,000

EXPENSES:
Losses and loss adjustment expenses . . . . .   17,948,000       13,998,000
Selling, general, and administrative expenses    8,123,000        7,489,000
Commissions . . . . . . . . . . . . . . . . .    1,801,000        2,014,000
Cost of computer hardware sold  . . . . . . .      792,000          294,000
Interest  . . . . . . . . . . . . . . . . . .    1,073,000          971,000

          Total expenses  . . . . . . . . . .   29,737,000       24,766,000

Earnings before income taxes  . . . . . . . .     (652,000)       2,603,000
Federal and state income taxes (benefit)  . .     (726,000)         316,000

Net earnings  . . . . . . . . . . . . . . . . $     74,000     $  2,287,000

Net earnings per share  . . . . . . . . . . . $        .01     $        .26

Weighted average number of common and common
  equivalent shares outstanding . . . . . . .    8,804,944        8,945,353

Dividends per share . . . . . . . . . . . . . $        .12     $        .11

See accompanying notes to condensed consolidated financial statements.

                        AVEMCO CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                   1995             1994
OPERATING ACTIVITIES:
Net earnings  . . . . . . . . . . . . . . . . $  5,557,000     $  8,256,000
Charges (credits) to operations not affecting
  cash  . . . . . . . . . . . . . . . . . . .    1,988,000        1,042,000

Net cash flows provided from operations . . .    7,545,000        9,298,000

INVESTMENT ACTIVITIES:
Proceeds from sale or maturity of investments   33,176,000       29,259,000
Purchase of investments . . . . . . . . . . .  (36,814,000)     (34,487,000)
Proceeds from sale of property and equipment        39,000            9,000
Purchase of property and equipment  . . . . .   (1,734,000)        (548,000)

Net cash flows used by investment activities    (5,333,000)      (5,767,000)

FINANCING ACTIVITIES:
Proceeds from borrowings  . . . . . . . . . .    9,500,000       10,000,000
Principal payments on debt  . . . . . . . . .   (6,133,000)      (5,700,000)
Exercise of common stock options  . . . . . .       54,000           72,000
Dividends to stockholders . . . . . . . . . .   (2,982,000)      (2,956,000)
Repurchase of common stock  . . . . . . . . .   (2,883,000)      (4,133,000)

Net cash flows used by financing activities .   (2,444,000)      (2,717,000)

Net increase (decrease) in cash . . . . . . .     (232,000)         814,000
Cash, beginning of year . . . . . . . . . . .    5,191,000        2,918,000

Cash, end of period . . . . . . . . . . . . . $  4,959,000     $  3,732,000

See accompanying notes to condensed consolidated financial statements.

                        AVEMCO CORPORATION AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)

    (1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report to shareholders and Form 10-K for the year ended December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

         The company's primary sources of operating funds are insurance premiums, investment income, reinsurance recoveries on paid losses, computer product sales and other service revenues. Principal uses of operating funds include claim payments to insureds, commissions, and other operating expenses. Overall, these operating activities produced positive cash flow of $7.5 million for the first nine months of 1995. Since the level of operating cash flow is highly affected by premium production, paid loss activity, the sale of investment securities, and reinsurance recoveries received, operating cash flow can vary significantly from period to period.

         The company follows investment guidelines, which, in addition to providing for an acceptable after-tax return on its investments, are structured to preserve capital, maintain sufficient liquidity to meet anticipated obligations, and retain an ample margin of capital and surplus to assure the unimpaired ability to write insurance. The company's fixed income portfolio holdings consist primarily of high investment grade securities. Currently, the largest single portion of the investment portfolio is invested in tax-advantaged securities.

         In developing its investment strategy, the company establishes a level of cash and highly liquid short and intermediate term securities which, when combined with expected cash flow, is believed adequate to meet anticipated payment obligations.

         The company's common stock repurchase program reflects continued efforts to effectively manage its capital base and enhance shareholder value. During the first nine months of 1995, the company repurchased 167,700 shares of its common stock. The Board of Directors' current authorization allows the company to repurchase an additional 265,517 shares.

         Results of Operations

         Net earnings for the third quarter of 1995 were $74,000 or $.01 per share, compared to $2.3 million or $.26 per share for the same period of 1994. Increased claim activity on the company's increased book of aviation business, particularly that acquired earlier this year, a few large aviation hull claims, and a reduced level of participation in two short-term health insurance programs were the principal factors for the reduced level of earnings.

         Gross premiums written for all lines of business during the 1995 third quarter were $24.0 million versus $22.8 million during the same period of 1994, representing a five percent increase. Aviation gross premiums written in the third quarter were $15.9 million compared to $13.7 million in 1994. That 16 percent increase resulted from the purchase of the aviation business of Aviation Underwriting Specialists
         (AUS) in January 1995 and from new business growth.

         Gross premiums written on non-aviation lines were $8.0 million compared to $9.1 million for the 1994 third quarter. That drop in premium was principally due to a reduced level of participation in one profitable short-term health program, along with the discontinuance of another that was not meeting the company's underwriting objectives. This had the effect of reducing current earned premium revenues for the short-term health insurance programs when compared to 1994. The company continues to build its participation in certain other short-term health insurance programs managed by International Group Services
         (IGS), whose assets were acquired in December of 1994.

         Net incurred losses for the 1995 third quarter were $17.9 million compared to $14.0 million for 1994. Claim activity on some of the company's growing book of higher-valued aircraft and on the book of AUS aviation business that the company acquired in the first quarter of 1995 were the principal reasons for the increase. The company continues to reunderwrite the AUS book of aviation business to conform to its rating criteria.

         Historically, the third quarter has been the company's most volatile from a claims perspective. It is not only the peak season for aircraft and watercraft use in both the company's aviation and marine business, but it is also the prime hurricane season. While the company did not experience any substantial weather-related losses in the quarter, it did incur a few large hull claims on its aviation business. The company did not experience an increase in claims frequency on the liability side. Losses on non-aviation lines were $4.7 million versus $4.1 million in 1994. The company's loss ratio on all lines of business in the quarter was 86.3 percent versus 70.4 percent in the 1994 third quarter.

         Selling, general, and administrative expenses were $8.1 million in the 1995 third quarter as compared to $7.5 million for the same period in 1994. Much of this increase is attributed to the operating costs of AUS and IGS. An income tax benefit of $726,000 was recognized in the 1995 third quarter as contrasted to the $316,000 income tax expense incurred in the 1994 third quarter. The income tax benefit resulted primarily from the effects of losses that occurred during the quarter from fully taxable sources such as underwriting operations.

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

                             AVEMCO CORPORATION
                                (Registrant)

Date:  November 13, 1995           /s/ William P. Condon
                                   William P. Condon
                                   Chairman of the Board and
                                   Chief Executive Officer

Date:  November 13, 1995           /s/ John F. Shettle, Jr.
                                   John F. Shettle, Jr.
                                   President and
                                   Chief Operating Officer

Date:  November 13, 1995           /s/ John R. Yuska
                                   John R. Yuska
                                   Senior Vice President and
                                   Chief Financial Officer