Form 10-K405
period 1995-12-31
AVEMCO CORP
filed 1996-03-22
CIK 8802

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                         -------------------------------------------------------
Commission file number                   1-6271
                      ----------------------------------------------------------

                              AVEMCO Corporation
------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                      52-0733935
--------------------------------              --------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)               Identification Number)

          411 Aviation Way, Frederick, Maryland                         21701
--------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:       (310) 694-5700
                                                    -------------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of class              Name of each exchange on which registered

   Common stock, $.10 par value                 New York Stock Exchange
----------------------------------    ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                           ---------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  X  No ___
     -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

     ON FEBRUARY 20, 1996, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $125,965,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     THE NUMBER OF COMMON SHARES OUTSTANDING AT FEBRUARY 20, 1996, WAS
     8,683,820.

Documents incorporated by reference: PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 (PARTS I, II & IV); AND OF THE PROXY STATEMENT DATED MARCH 19, 1996 (PART III).

                                    PART I
                                    ------

ITEM I.   BUSINESS
------

GENERAL

AVEMCO Corporation, a Delaware corporation (Registrant), is an insurance holding company organized in 1959, that coordinates the activities of its subsidiaries and provides them with management, business planning, investment, human resource, marketing, legal, and financial services. The subsidiaries of the Registrant are engaged in the business of providing specialty property and casualty insurance products and services, principally involving aviation. Non-aviation specialty lines include lenders single interest, short-term health, and pleasure marine. Insurance products are distributed on a direct basis nationally and in Canada (except Quebec), and through agency and brokerage networks nationwide. Registrant and its subsidiaries operate together as the AVEMCO Group.

AVEMCO Insurance Company (AIC), a wholly-owned subsidiary of the Registrant, is a direct writer of aviation and pleasure marine business. AIC underwrites various types of aviation insurance for owners and pilots of general aviation aircraft, including commercial coverages for fixed base operators. General aviation encompasses private business aircraft, air taxi services, recreational flying, fixed-based operations and similar activities. It excludes military and commercial airline operations. Other aviation-related commercial insurance coverages are written for lending institutions and leasing companies on both general aviation and commercial aviation equipment. AIC also serves as the reinsurer for most of the business produced and managed by other members of the AVEMCO Group.

National Assurance Underwriters, Inc., a wholly-owned subsidiary of AIC, is a direct writer of aviation business. National's business is reinsured by AVEMCO Insurance Company.

U.S. Specialty Insurance Company (U.S. Specialty), a wholly-owned subsidiary of AIC, underwrites aviation, pleasure marine, and lenders single interest insurance through independent agents and brokers. Its business is reinsured by AVEMCO Insurance Company.

Matterhorn Bank Programs, Inc. (Matterhorn), a wholly-owned subsidiary of the Registrant, and its wholly-owned subsidiary, KFA, Inc., are general agencies that market blanket lenders single interest coverage for banks and other financial institutions covering risks of physical loss or damage to the property securing their installment loans (primarily automobiles) and other insurance products to financial institutions, through independent agents and brokers. Matterhorn's business is primarily written by U.S. Specialty Insurance Company.

The AVEMCO Group's insurance services businesses complement its insurance operations and are largely focused in areas that offer AVEMCO opportunities to generate additional specialty insurance premiums. Currently, the Group's service operations are concentrated in the following areas:

Loss Management Services (LMS), Inc., a wholly-owned subsidiary of the Registrant, provides claims management and related litigation and salvage services for the Group's insurers, as well as other insurance companies and financial institutions.

Brooks-Shettle Company, a wholly-owned subsidiary of the Registrant, is an insurance and reinsurance broker specializing in short-term health and travel insurance programs on an international basis, as well as marine insurance within the U.S. Much of their business is reinsured by AVEMCO Insurance Company.

B-S Acquisition Company (dba International Group Services), a wholly-owned subsidiary of the Registrant, is a third-party administrator and producer of short-term health insurance programs, primarily covering foreign students who temporarily reside in the United States while attending colleges and universities.

MEDEX Assistance Corporation, a wholly-owned subsidiary of the Registrant, provides worldwide, multilingual emergency assistance services on a 24-hour basis for individuals who become sick or injured primarily while traveling outside their home countries.

The Wheatley Group, Ltd., a wholly-owned subsidiary of the Registrant, provides computer products, software, and related services for U.S. property and casualty insurance companies.

UNDERWRITING RATIOS

The AVEMCO Insurance Company and Subsidiaries Ten-Year Summary (Statutory Basis) on pages 8 and 9 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Management's Discussion and Analysis - Loss Reserves on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 1995, and Note 4, Unpaid Losses and Loss Adjustment Expenses, of the Notes to Consolidated Financial Statements on pages 35 and 36 of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

INVESTMENTS

The Consolidated Investment Portfolio Summary and Consolidated Fixed Maturities Portfolio Maturity Table on page 26 of the Annual Report to Shareholders for the year ended December 31, 1995; Management's Discussion and Analysis - Investments on pages 17 and 18 of the Annual Report to Shareholders for the year ended December 31, 1995; and Note 2, Investments, of the Notes to Consolidated Financial Statements on pages 33 and 34 of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

REINSURANCE

Management's Discussion and Analysis - Reinsurance, on page 19 of the Annual Report to Shareholders for the year ended December 31, 1995, and Note 9, Reinsurance, of the Notes to Consolidated Financial Statements on pages 38 and 39 of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

REGULATION

The Registrant's insurance company subsidiaries are subject to regulation and supervision of their operations in each of the jurisdictions where they conduct business. Regulations vary from jurisdiction to jurisdiction, but generally, they provide regulatory authorities with broad supervisory, regulatory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions, periodic examinations and annual and other report filings. A change in those laws can affect the revenues and expenses of Registrant and its insurance subsidiaries. In general, regulations exist for the protection of policyholders rather than the shareholders. Over the last several years most states have, and continue to implement, laws which establish standards for current, as well as continued, state accreditation whereby an accredited state's financial examination of a domestic insurer would be acceptable to the insurance regulators of other accredited states where the insurer is licensed to do business as a foreign insurer ("NAIC Accreditation"). Included in such standards are provisions which, among others, alter the amount of dividends paid by an insurer without obtaining prior approval from the Department of Insurance of the domicile state. Effective in 1993, such changes were made in the domicile state of Registrant's insurers as set forth in Note 10 on page 39 of the Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference. Also included in ongoing NAIC accreditation provisions are "risk-based capital" rules, which establish capital requirements based upon certain elements of risk associated with various aspects of an individual insurer's operations, and which are not currently anticipated to have a material effect on Registrant's insurance subsidiaries. As of the end of 1995, each domicile state of Registrant's insurance subsidiaries had adopted laws necessary for current NAIC accreditation. Registrant's insurance company subsidiaries were not materially affected by such changes.

Congress has been considering whether it is appropriate to modify or repeal the McCarran-Ferguson Act, which grants to the states the responsibility for regulating the insurance industry and provides limited exemption to the "business of insurance" from federal anti-trust laws. Bills have been introduced in Congress from time to time, but whether any changes in the current statute will be made, or the effect of such changes, if any, cannot presently be determined.

In 1988 California voters passed an initiative known as Proposition 103. The Proposition provides, among other things, that rates for most insurance policies issued or renewed between November 8, 1988, and November 8, 1989, be rolled back to the levels of November 8, 1987, and then reduced an additional 20%. In addition, rates for most California insurance policies issued or renewed after November 8, 1989, are subject to prior approval by the California Department of Insurance (the Department). The implementation of Proposition 103 by the Registrant's insurance subsidiaries, as well as other California licensed insurers, was complicated by numerous legal challenges and uncertainties since its passage. The Registrant's insurance subsidiaries settled their outstanding Proposition 103 matters with the California Department of Insurance during 1995. Registrant and its affected subsidiaries had previously provided for a potential rollback impact in prior years. Refund payments are expected to be made in 1996.

COMPETITION

The property/casualty insurance industry is highly competitive and many insurance companies offer the same specialty lines of business as the Registrant's subsidiaries. Insurance products are distributed on a direct basis to policyholders and also through the agent/broker community.

In the direct writing of aviation insurance, historically, there have been few insurers which act as direct writers. Registrant's principal subsidiary, AVEMCO Insurance Company, is currently the largest if measured by the number of insurance policies issued. In the agency distribution of aviation insurance, market share is highly fragmented as the Registrant competes against numerous managing general agencies, independent agencies, and pools and syndicates.

Certain areas of the aviation insurance industry are subject to intense price competition that has tended to follow cycles similar to that of the overall general property/casualty insurance industry, intensifying as profitability in the industry improves. The substantial decline in production in new general aviation aircraft, as respects aviation insurance, provides the Registrant and its subsidiaries fewer units for which it can compete to insure. Additionally, because of delays in learning of and settling claims, some companies may sell their products at inadequate rates for a period of time, exacerbating price competition for those units which are available to insure.

Registrant continued to emphasize rate discipline, recognizing that the aviation insurance sector has been engaged in an extremely competitive price environment. The company has been unwilling to write aviation business at what it considers inadequate rates. It also attempts to compete on the basis of policy provisions, quality and timely service, including accessible personnel, application turnaround, and expeditious claims settlement.

The Registrant's subsidiaries' other specialty insurance lines, including the lenders single interest, short-term health and pleasure marine lines, are highly competitive as its subsidiaries compete with many specialty insurers, as well as multi-line insurance companies, many of which have more experience, larger volumes of business, and greater financial resources than the resources of Registrant and its subsidiaries. They compete primarily on the basis of both price and service.


EMPLOYEES

At December 31, 1995, the Registrant employed 454 people.

ITEM 2.   PROPERTIES
------

Registrant's and its subsidiaries' activities are carried out from its 40,000 square foot headquarters, located adjacent to the Frederick Municipal Airport in Frederick, Maryland. Registrant also owns and occupies a 48,200 square foot office building and storage complex in St. Peters, Missouri, and a one-story building in Fort Worth, Texas, containing approxi mately 2,500 square feet. Registrant leases approximately 64,000 square feet of office space at 17 other locations throughout the United States, Canada, and the United Kingdom.

ITEM 3.   LEGAL PROCEEDINGS
------

None, except routine litigation incidental to the business, in connection with the insurance subsidiaries' operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

None during the fourth quarter of 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding executive officers of the Registrant. Each officer holds such office until the next annual election of officers, which is held at the first meeting of the Board of Directors after the annual meeting of shareholders, which is scheduled to be held May 2, 1996, and until their successor is elected. To the best knowledge of the Registrant, there are no family relationships among any of such officers and any directors nor is there any arrangement or understanding between any such officer and any other person pursuant to which any such officer was elected.

William P. Condon, 58, has been Chairman of the Board and Chief Executive Officer of the Registrant since 1982. He was President and Chief Operating Officer of the Registrant from 1973 until May 1994. He also is, or has served as, Chairman of the Board, a director and/or an officer of various subsidiaries of the Registrant, having been employed by the Registrant, or one or more of its subsidiaries, since 1961.

John F. Shettle, Jr., 41, has been President and Chief Operating Officer of the Registrant, since 1994, and has been a director of the Registrant since July 1993. He was Executive Vice President of the Registrant from 1991 until May 1994. He was Senior Vice President-Business Development and Planning of the Registrant from 1988 through May 1991. He was

President of Eastern Aviation and Marine Underwriters, Inc., a wholly-owned subsidiary of the Registrant, from the Registrant's acquisition of that subsidiary in 1983 to 1987. He also is, or has served as, a director and/or an officer of various subsidiaries of the Registrant.

John R. Yuska, 51, has been Senior Vice President and Chief Financial Officer of the Registrant since 1988. He was Vice President-Finance of the Registrant from 1986 through 1987, and Treasurer of the Registrant from 1978 through 1985. He also is, or has served as, a director and/or an officer of various subsidiaries of the Registrant, having been employed by the Registrant since 1978.

Thomas H. Chero, 45, has been Senior Vice President-Legal of the Registrant since 1988 and Corporate Secretary of the Registrant since 1987. He was Vice President-Legal of the Registrant from 1986 through 1987. He also is, or has served as, a director and/or an officer of various subsidiaries of the Registrant, having been employed by the Registrant, or one or more of its subsidiaries, since 1976.

Thomas L. Hudson, 47, has been Vice President-Business Development of the Registrant since 1994. He was elected President of MEDEX Assistance Corporation, a wholly-owned subsidiary of the Registrant, in 1995. Mr. Hudson was previously a Partner with the law firm of Venable, Baejter and Howard, having been employed there from 1977 until 1994, when he left to join the Registrant.

Dan L. Jonson, 52, has been Senior Vice President-Strategic Systems Development of the Registrant since May 1991. He was Vice President-Business Development from 1988 through May 1991. He was Vice President-Systems Development and Administration from 1986 through 1987. He also is, or has served as, a director and/or officer of various subsidiaries of the Registrant, having been employed by the Registrant, or one or more of its subsidiaries, since 1980.

John E. Sweeney, 45, has been Vice President-Marketing since 1993. He was Assistant Vice President-Sales from 1987 through 1992, and has been employed by the Registrant, or one or more of its subsidiaries, since 1974.

Jon R. Harden, 40, has been Vice President-Sales since 1993. He was Assistant Vice President-Sales from February 1989 through 1992, and has been employed by the Registrant, or one or more of its subsidiaries, since 1981.

Thomas E. Lentz, 37, has been Treasurer of the Registrant since 1988. He also is an officer of various subsidiaries of the Registrant, having been employed by the Registrant, or one or more of its subsidiaries, since 1985.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------
          STOCKHOLDER MATTERS

The section entitled "Market Price Range and Dividends" on page 4 of the Annual Report to Shareholders for the year ended December 31, 1995; Note 7, Debt, and
Note 10, Stockholders' Equity and Capital Transactions, of the Notes to Consolidated Financial Statements on pages 37-38, and 39, respectively, of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

ITEM 6.   FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
------

The section entitled "Five-Year Consolidated Summary of Selected Financial Data" on page 16 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------
          RESULTS OF OPERATIONS

Management's Discussion and Analysis on pages 17 through 25 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

The consolidated financial statements and notes to the consolidated financial statements of the Registrant and subsidiaries on pages 27 through 41 of the Annual Report to Shareholders for the year ended December 31, 1995, and the Independent Auditors' Report on page 42, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------
          FINANCIAL DISCLOSURE

None

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

The information under the caption "Section 16 of the Securities Exchange Act" on page 3, and under the caption "Election of Directors" on pages 4 through 6 of the Registrant's Proxy Statement dated March 19, 1996, is incorporated herein by reference. The information concerning Registrant's executive officers is contained in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION
-------

The information under the caption "Executive Compensation" on page 7 and through page 16 of the Registrant's Proxy Statement dated March 19, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

The information under the caption "Security Ownership of Management" on page 3 of the Registrant's Proxy Statement dated March 19, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

None.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------


(A) (1)FINANCIAL STATEMENTS

The following consolidated financial statements of AVEMCO Corporation and subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

December 31, 1995 and 1994:
     Consolidated Balance Sheets

For the Years Ended December 31, 1995, 1994 and 1993:
     Consolidated Statements of Income
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

Independent Auditors' Report

(A) (2)   INDEX TO FINANCIAL STATEMENT SCHEDULES                     PAGE
Independent Auditors' Report on Financial Statement Schedules.....    15

AVEMCO Corporation and Subsidiaries:
     Schedule I - Summary of Investments - Other than
       Investments in Related Parties.............................    16
     Schedule II - Condensed Financial Information of Registrant..    17
     Schedule V - Valuation and Qualifying Accounts...............    21

AVEMCO Insurance Company and Subsidiaries:
     Schedule IV - Reinsurance....................................    22
     Schedule VI - Supplemental Information Concerning
       Property-Casualty Insurance Operations.....................    23

All other schedules are omitted as the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------
          (CONT.)

(A) (3) EXHIBITS

Number                              Description                    Reference
-------------------------------------------------------------------------------------------
 .  Plan of acquisition, reorganization,
   ------------------------------------
   arrangement, liquidation or succession    ...............       N/A
   --------------------------------------

 .  Articles of Incorporation and Bylaws
   ------------------------------------

   3.1  Articles of Incorporation, as
        amended    ......................................... Exhibit 3.1 to AVEMCO
                                                             Corporation's Annual Report on
                                                             Form 10-K for the year ended
                                                             December 31, 1989

   3.2  Bylaws, as amended    .............................. Exhibit 3.2 to AVEMCO
                                                             Corporation's Annual Report on
                                                             Form 10-K for the year ended
                                                             December 31, 1989

 .  Instruments Defining the Rights of Security
   -------------------------------------------
   Holders, Including Indentures
   -----------------------------

   4.1  Specimen certificate representing
        the common stock, $.10 par value    ................ Exhibit 4.1 to AVEMCO
                                                             Corporation's Annual Report on
                                                             Form 10-K for the year ended
                                                             December 31, 1989

 .  Voting Trust Agreement   ................................          N/A
   ----------------------

 .  Material Contracts
   ------------------

   10.1 Incentive stock option plan, as amended (Filed as
        Exhibit 28.A. to Form S-8 Registration Statement,
        File No. 33-22520 incorporated herein by reference)        As Stated

   10.2 Nonstatutory stock option plan    .................. Exhibit 10.2 to AVEMCO
                                                             Corporation's Annual Report on
                                                             Form 10-K for the year ended
                                                             December 31, 1990

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------
          (CONT.)

Number                              Description                    Reference
-------------------------------------------------------------------------------------------
   10.3 Management contracts:

        .  Five most highly compensated executive officers:
           a.  Chairman and Chief Executive Officer .....    Exhibit 10.3.a to AVEMCO
                                                             Corporation's Annual Report on
                                                             Form 10-K for the year ended
                                                             December 31, 1993

           b.  President and Chief Operating Officer ....    Exhibit 10.3.b to AVEMCO
                                                             Corporation's Annual Report on
                                                             Form 10-K for the year ended
                                                             December 31, 1994

           c.  Senior Vice President and
               Chief Financial Officer ..................            Page 25
           d.  Senior Vice President - Legal ............            Page 39
           e.  Vice President - Business Development ....            Page 53

        .  Directors:

           f.  Consulting agreement .....................    Exhibit 10.3.f to AVEMCO
                                                             Corporation's Annual Report on
                                                             Form 10-K for the year ended
                                                             December 31, 1992


           g.  Deferred compensation
               agreement ................................    Exhibit 10.2.g to AVEMCO
                                                             Corporation's Annual Report on
                                                             Form 10-K for the year ended
                                                             December 31, 1989

   10.4 Executive Performance Compensation Plan .........    Exhibit 10.4 to AVEMCO
                                                             Corporation's Annual Report on
                                                             Form 10-K for the year ended
                                                             December 31, 1992

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------
           (CONT.)

Number                              Description                    Reference
-------------------------------------------------------------------------------------------

        .  Statement Regarding Computation of Per
           --------------------------------------
           Share Earnings
           --------------
           11.1  Computation/Statement...................            Page 69

        .  Statement Regarding Computation of Ratios.....            N/A
           -----------------------------------------

        .  Annual Report to Security Holders, Form
           ---------------------------------------
           10-Q or Quarterly Reports to Shareholders
           -----------------------------------------

           13.1  Annual Report to Shareholders 1995
                 (portions incorporated by reference)....            Page 70

        .  Letter Regarding Change in Accounting
           -------------------------------------
           Principles....................................            N/A
           ----------

        .  Previously Unfiled Documents..................            N/A
           ----------------------------

        .  Subsidiaries of the Registrant
           ------------------------------

           21.1  Organizational chart....................            Page 118

        .  Published Report Regarding Matters
           ----------------------------------
           Submitted to Vote to Security Holders.........            N/A
           -------------------------------------

        .  Consent of Experts and Counsel
           ------------------------------

           23.1  Accountants' Consent....................            Page 119

        .  Power of Attorney.............................            N/A
           -----------------

        .  Information from Reports Furnished to
           -------------------------------------
           State Regulatory Authorities..................            N/A
           ----------------------------

        .  Additional Exhibits
           -------------------

           99.   1996 Proxy Statement....................    Incorporated herein by reference

(b)  Reports on Form 8-K
     -------------------
     None.
(c)  See 14 (a)
(d)  See 14 (a)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVEMCO Corporation


BY:  /s/ William P. Condon                     /s/ John F. Shettle, Jr.
     ------------------------------------      ------------------------------
     William P. Condon                         John F. Shettle, Jr.
     Director and Chairman of the Board        Director, President, and Chief
     and Chief Executive Officer               Operating Officer
     Date:        March 22, 1996               Date:       March 22, 1996
           ------------------------------            ------------------------



     /s/ John R. Yuska
     ------------------------------------
     John R. Yuska
     Senior Vice President and
     Chief Financial Officer
     Date:        March 22, 1996
           ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Michael Collins                   /s/ Paul J. Hanna                   /s/ Thomas J. Schwab
--------------------------------      ------------------------------      ------------------------------
Michael Collins                       Paul J. Hanna                       Thomas J. Schwab
Director                              Director                            Director
Date:       March 22, 1996            Date:       March 22, 1996          Date:       March 22, 1996
      --------------------------            ------------------------            ------------------------


/s/ William P. Condon                                                     /s/ John F. Shettle, Jr.
--------------------------------      ______________________________      ------------------------------
William P. Condon                     Arnold H. Johnson                   John F. Shettle, Jr.
Director and Chairman                 Director                            Director, President and
of the Board and Chief                Date:       March 22, 1996          Chief Operating Officer
Executive Officer                           -----------------------       Date:     March 22, 1996
Date:       March 22, 1996                                                      -----------------------
      --------------------------


/s/ H. Lowell Davis                   /s/ Steven A. Markel                /s/ Clifton F. von Kann
--------------------------------      -----------------------------       -----------------------------
H. Lowell Davis                       Steven A. Markel                    Clifton F. von Kann
Director                              Director                            Director
Date:       March 22, 1996            Date:       March 22, 1996          Date:     March 22, 1996
      --------------------------            -----------------------             -----------------------

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Stockholders
AVEMCO Corporation:


Under date of January 26, 1996, we reported on the consolidated balance sheets of AVEMCO Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index in
Item 14(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for fixed maturity investments in 1994. As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.



                               /s/KPMG Peat Marwick LLP


Washington, D.C.
January 26, 1996

                      AVEMCO Corporation and Subsidiaries             Schedule I
       Summary of Investments-Other Than Investments in Related Parties
                               December 31, 1995

------------------------------------------------------------------------------------------------------------------------------------
                          Column A                                 Column B             Column C                 Column D
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Amount at which
                                                                                          Fair                 shown in the
                     Type of Investment                              Cost                 Value                balance sheet
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities:
  Bonds:
   United States Government and government
      agencies and authorities.................................  $      9,946,000      $      10,280,000      $      10,280,000
   States, municipalities and political subdivisions...........        92,193,000             96,798,000             96,798,000
   Foreign governments.........................................             --                     --                     --
   Public utilities............................................             --                     --                     --
   Convertibles and bonds with warrants attached...............             --                     --                     --
   All other corporate bonds...................................           237,000                241,000                241,000
  Certificates of deposit......................................             --                     --                     --
  Redeemable preferred stocks..................................         4,692,000              4,817,000              4,817,000
                                                                 ----------------      -----------------      -----------------
      Total fixed maturities...................................       107,068,000            112,136,000            112,136,000

Equity Securities:
  Common Stocks:
   Public utilities............................................             --                     --                     --
   Banks, trust, and insurance companies.......................           393,000                535,000                535,000
   Industrial, miscellaneous, and all other....................         5,765,000              8,218,000              8,218,000
  Nonredeemable preferred stocks...............................        14,041,000             13,771,000             13,771,000
                                                                 ----------------      -----------------      -----------------
      Total equity securities..................................        20,199,000             22,524,000             22,524,000

Mortgage loans on real estate..................................             --              xxxxxxxxxxxx                  --
Real estate, at cost...........................................             --              xxxxxxxxxxxx                  --
Policy loans...................................................             --              xxxxxxxxxxxx                  --
Other long-term investments....................................             --              xxxxxxxxxxxx                  --
Short-term investments, at cost which approximates fair value..        14,884,000           xxxxxxxxxxxx             14,884,000
                                                                 ----------------                             -----------------
      Total investments........................................  $    142,151,000                             $     149,544,000
                                                                 ----------------                             -----------------

Fixed maturities and equity securities are carried at fair value.

                             AVEMCO Corporation                      SCHEDULE II
                              (Parent Company)                               1/4
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONDENSED BALANCE SHEETS
                          December 31, 1995 and 1994

ASSETS                                                                                        1995                      1994
                                                                                         --------------             --------------
Fixed maturities,
  at fair value (amortized cost $18,877,000, $18,027,000 in 1994)......................  $   19,816,000             $   17,950,000
Equity securities, at fair value (cost $2,446,000, $3,503,000 in 1994).................       3,089,000                  3,430,000
Short-term investments, at cost, which approximates fair value.........................         546,000                    164,000
Cash...................................................................................         181,000                     61,000
Property and equipment, at cost, less accumulated depreciation of
  $4,776,000  in 1995 and $4,189,000 in 1994...........................................       4,032,000                  4,239,000
Investment in subsidiaries.............................................................     105,480,000                 97,387,000
Other assets, net......................................................................         725,000                    791,000
                                                                                         --------------             --------------
    TOTAL ASSETS.......................................................................  $  133,869,000             $  124,022,000
                                                                                         ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accrued expenses and other liabilities.................................................  $    5,095,000             $    4,375,000
Amounts due to subsidiaries............................................................      12,048,000                  9,437,000
Debt...................................................................................      54,967,000                 54,600,000
                                                                                         --------------             --------------
    TOTAL LIABILITIES..................................................................      72,110,000                 68,412,000
                                                                                         --------------             --------------
STOCKHOLDERS' EQUITY:
Preferred stock, par value, $10.00 per share - 500,000 shares authorized; none issued..          --                         --
Common Stock, par value, $.10 per share - 20,000,000 shares authorized;
11,551,161 issued; 11,543,361 in 1994..................................................       1,155,000                  1,154,000
Additional paid-in capital.............................................................      18,293,000                 18,206,000
Net unrealized appreciation (depreciation) on investments..............................       4,879,000                   (842,000)
Foreign currency translation adjustments...............................................        (182,000)                  (205,000)
Retained earnings......................................................................      88,184,000                 84,285,000
                                                                                         --------------             --------------
                                                                                            112,329,000                102,598,000
Less treasury stock, 2,901,741 shares in 1995; 2,693,041 shares in 1994, at cost.......      50,570,000                (46,988,000)
                                                                                         --------------             --------------
TOTAL STOCKHOLDERS' EQUITY.............................................................      61,759,000                 55,610,000
                                                                                         --------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................  $  133,869,000             $  124,022,000
                                                                                         ==============             ==============

See accompanying note to condensed financial statements

                             AVEMCO Corporation                      SCHEDULE II
                              (Parent Company)                               2/4
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENTS OF INCOME
                           Years ended December 31,

REVENUES                                                                       1995               1994               1993
                                                                           ------------       ------------       ------------
 Net investment income...................................................  $  1,412,000       $  1,372,000       $  1,613,000
 Realized gain on sale of investments....................................       186,000             52,000          2,341,000
 Management fees from subsidiaries.......................................       600,000          1,000,000          1,175,000
 Other charges to subsidiaries...........................................       542,000            555,000            491,000
 Other income (loss).....................................................       (11,000)             4,000            (39,000)
                                                                           ------------       ------------       ------------
     TOTAL REVENUES......................................................     2,729,000          2,983,000          5,581,000
                                                                           ------------       ------------       ------------

EXPENSES

 General and administrative..............................................     2,796,000          2,945,000          3,745,000
 Depreciation and amortization...........................................       551,000            558,000            539,000
 Interest................................................................     4,507,000          3,827,000          2,189,000
                                                                           ------------       ------------       ------------
     TOTAL EXPENSES......................................................     7,854,000          7,330,000          6,473,000
                                                                           ------------       ------------       ------------

Loss before income tax benefit, equity in net earnings of subsidiaries,
 and cumulative effect of a change in accounting principle...............    (5,125,000)        (4,347,000)          (892,000)
Income tax benefit.......................................................     1,977,000          1,574,000            524,000
                                                                           ------------       ------------       ------------

Loss before equity in net earnings of subsidiaries and cumulative
 effect of a change in accounting principle..............................    (3,148,000)        (2,773,000)          (368,000)
Equity in net earnings of subsidiaries...................................    11,066,000         13,606,000         14,997,000
                                                                           ------------       ------------       ------------

Earnings before cumulative effect of a change in accounting principle....     7,918,000         10,833,000         14,629,000

Cumulative effect of change in accounting for income taxes...............        --                 --                943,000
                                                                           ------------       ------------       ------------

     NET EARNINGS........................................................  $  7,918,000       $ 10,833,000       $ 15,572,000
                                                                           ============       ============       ============

See accompanying note to condensed financial statements

                              AVEMCO Corporation                     SCHEDULE II
                               (Parent Company)                              3/4
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED STATEMENTS OF CASH FLOWS
                           Years ended December 31,

OPERATING ACTIVITIES                                                     1995                1994                1993
                                                                     -------------       -------------       -------------
Net earnings.......................................................  $   7,918,000       $  10,833,000       $  15,572,000
Adjustments to reconcile net earnings to cash flows provided from
 (used by) operating activities:
 Equity in net earnings of subsidiaries............................    (11,066,000)        (13,606,000)        (14,997,000)
 Dividends received from subsidiary companies......................      7,575,000           7,200,000          13,500,000
 Other.............................................................      3,307,000           6,056,000          14,686,000
                                                                     -------------       -------------       -------------
     Net cash flows provided from operating activities.............      7,734,000          10,483,000          28,761,000
                                                                     -------------       -------------       -------------

INVESTMENT ACTIVITIES

 Sale or maturity of investments...................................      6,997,000           3,372,000          29,448,000
 Purchase of investments...........................................     (6,994,000)         (3,988,000)        (26,690,000)
 Net purchase of property, equipment, and long-term assets.........       (471,000)         (2,028,000)           (469,000)
                                                                     -------------       -------------       -------------
     Net cash flows provided from (used by) investment activities..       (468,000)         (2,644,000)          2,289,000
                                                                     -------------       -------------       -------------

FINANCING ACTIVITIES

 Proceeds from borrowings..........................................     11,700,000          12,700,000          49,251,000
 Principal payments on debt........................................    (11,333,000)        (12,600,000)        (33,751,000)
 Proceeds from issuance of common stock............................         88,000              71,000             352,000
 Dividends to stockholders.........................................     (4,019,000)         (3,929,000)         (4,294,000)
 Repurchase of common stock........................................     (3,582,000)         (4,133,000)        (42,496,000)
                                                                     -------------       -------------       -------------
     Net cash flows used by financing activities...................     (7,146,000)         (7,891,000)        (30,938,000)
                                                                     -------------       -------------       -------------
Net increase (decrease) in cash....................................        120,000             (52,000)            112,000
Cash, beginning of year............................................         61,000             113,000               1,000
                                                                     -------------       -------------       -------------

Cash, end of year..................................................  $     181,000       $      61,000       $     113,000
                                                                     =============       =============       =============

See accompanying note to condensed financial statements

                              AVEMCO Corporation                     SCHEDULE II
                               (Parent Company)                              4/4
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTE TO CONDENSED FINANCIAL STATEMENTS
                               December 31, 1995



The condensed financial statements of AVEMCO Corporation (parent company) should be read in conjunction with the consolidated financial statements and accompanying notes thereto of AVEMCO Corporation and subsidiaries on pages 27 through 41 of the Annual Report to Shareholders for the year ended December 31, 1995, incorporated herein by reference.

                      AVEMCO Corporation and Subsidiaries             Schedule V
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1995, 1994 and 1993

------------------------------------------------------------------------------------------------------------------------------------
            Column A                         Column B                  Column C                     Column D          Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                                       ---------
                                                               Charged          Charged/
                                            Balance at         to costs         credited                             Balance at
                                            beginning            and            to other                               close
              Description                   of period          expenses         accounts           Deductions        of period
------------------------------------------------------------------------------------------------------------------------------------

AVEMCO Corporation and Subsidiaries

DECEMBER 31, 1995:

  Net unrealized appreciation
     (depreciation) on investments        $   (842,000)      $    -0-          $  5,721,000/2/    $    -0-          $  4,879,000
                                          ============       ============      ============       ============      ============

DECEMBER 31, 1994:

  Net unrealized appreciation
     (depreciation) on investments        $    284,000       $    -0-          $  4,922,000/1/    $ (6,048,000)/2/  $   (842,000)
                                          ============       ============      ============       ============      ============

DECEMBER 31, 1993:

  Net unrealized appreciation
     on equity securities                 $  4,644,000       $    -0-          $    -0-           $ (4,360,000)/2/  $    284,000
                                          ============       ============      ============       ============      ============


/1/ Cumulative net unrealized appreciation on fixed maturities at January 1,
    1994

/2/  Increase (Decrease) of Stockholders' Equity

                    AVEMCO Insurance Company and Subsidiaries        Schedule IV
               (a Wholly-owned Subsidiary of AVEMCO Corporation)
                                  REINSURANCE
                 Years Ended December 31, 1995, 1994 and 1993

------------------------------------------------------------------------------------------------------------------------------------

             Column A                          Column B             Column C         Column D        Column E           Column F
                                                                                                                       Percentage
                                                                    Ceded to         Assumed           Net             of amount
                                                Gross                other          from other        amount            assumed
                                                amount             companies        companies         earned             to net
------------------------------------------------------------------------------------------------------------------------------------

1995:
Life insurance in force......................$      --           $      --        $      --        $      --                --
                                             =============       =============    =============    =============     ============
Premiums:
Life insurance...............................$      --           $      --        $      --        $      --                --
Accident and health insurance................      471,000             103,000        8,684,000        9,052,000            96%
Property and liability insurance.............   75,747,000          14,237,000        9,896,000       71,406,000            14%
Title insurance..............................       --                  --               --               --                --
                                             -------------       -------------    -------------    -------------     ------------
          Total premiums.....................$  76,218,000       $  14,340,000    $  18,580,000    $  80,458,000            23%
                                             =============       =============    =============    =============     ============

1994:
Life insurance in force......................$      --           $      --        $      --        $      --                --
                                             =============       =============    =============    =============     ============
Premiums:
Life insurance...............................$      --           $      --        $      --        $      --                --
Accident and health insurance................       24,000           1,408,000       15,089,000       13,705,000           110%
Property and liability insurance.............   77,497,000          17,401,000        1,717,000       61,813,000             3%
Title insurance..............................       --                  --               --               --                --
                                             -------------       -------------    -------------    -------------     ------------
          Total premiums.....................$  77,521,000       $  18,809,000    $  16,806,000    $  75,518,000            22%
                                             =============       =============    =============    =============     ============

1993:
Life insurance in force......................$      --           $      --        $      --        $      --         $      --
                                             =============       =============    =============    =============     ============
Premiums:
Life insurance...............................$      --           $      --        $      --        $      --                --
Accident and health insurance................       --               1,074,000        6,470,000        5,396,000           120%
Property and liability insurance.............   70,472,000          19,786,000        6,620,000       57,306,000            12%
Title insurance..............................       --                  --               --               --                --
                                             -------------       -------------    -------------    -------------     ------------
          Total premiums.....................$  70,472,000       $  20,860,000    $  13,090,000    $  62,702,000            21%
                                             =============       =============    =============    =============     ============

Note: Summary financial data with respect to the insurance subsidiary is presented in Note 12 to the consolidated financial statements of AVEMCO Corporation and Subsidiaries.

                  AVEMCO Insurance Company and Subsidiaries          Schedule VI
               (a Wholly-owned Subsidiary of AVEMCO Corporation)
  SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                 Years ended December 31, 1995, 1994 and 1993

------------------------------------------------------------------------------------------------------------------------------------
          Column A                 Column B         Column C        Column D       Column E       Column F         Column G

------------------------------------------------------------------------------------------------------------------------------------
                                                     Unpaid         Discount
                                   Deferred        losses and        if any
                                    Policy            Loss          Deducted                                         Net
                                  Acquisition      Adjustment          in          Unearned        Earned         Investment
           Segment                   Cost           Expenses        Column C       Premiums       Premiums          Income

------------------------------------------------------------------------------------------------------------------------------------
1995
Property and liability insurance  $  5,511,000     $  42,305,000    $    -0-    $  32,363,000   $  80,458,000     $  6,988,000
                                  ============     =============    =========   =============   =============     ============

1994
Property and liability insurance  $  4,922,000     $  41,202,000    $    -0-    $  27,001,000   $  75,518,000     $  6,952,000
                                  ============     =============    =========   =============   =============     ============

1993
Property and liability insurance  $  4,992,000     $  45,779,000    $    -0-    $  30,738,000   $  62,702,000     $  7,440,000
                                  ============     =============    =========   =============   =============     ============

------------------------------------------------------------------------------------------------------------------------------------
                                                          Column H                 Column I          Column J          Column K

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Amortization          Net
                                                                                      of               Paid
                                                         losses and                Deferred           Losses
                                                      Loss Adjustment               Policy           and Loss            Net
                                                      Expense Incurred           Acquisition        Adjustment         Premiums
                                                         Related to                 Costs            Expenses          Written

------------------------------------------------------------------------------------------------------------------------------------

                                                    (1)                (2)
                                                  Current             Prior
                                                    Year               Year
                                                 ---------          ---------
1995
Property and liability insurance              $  56,753,000      $  (1,148,000)   $  14,722,000     $  53,809,000   $  85,540,000
                                              =============      =============    =============     =============   =============

1994
Property and liability insurance              $  49,257,000      $  (2,947,000)   $  15,488,000     $  45,131,000   $  73,450,000
                                              =============      =============    =============     =============   =============

1993
Property and liability insurance              $  43,866,000      $  (2,364,000)   $  13,050,000     $  38,207,000   $  62,456,000
                                              =============      =============    =============     =============   =============

Note: Column I, Amortization of Deferred Policy Acquisition Costs, includes $1,982,000, $1,983,000, and $1,741,000 of commission expense paid to affiliates for the years ended December 31, 1995, 1994, and 1993, respectively, which were eliminated in consolidation.

                                 EXHIBIT INDEX

 Exhibit
 Number                                     Description                         Page
---------       ---------------------------------------------------------       ----

  10.3          Management Contracts:

                c.  Senior Vice President and Chief Financial Officer....         25

                d.  Senior Vice President - Legal........................         39

                e.  Vice President - Business Development................         53

  11.1          Statement Regarding Computation of per Share Earnings             69

  13.1          Annual Report to Shareholders - Year ended
                 December 31, 1995.......................................         70

  21.1          Organizational Chart.....................................        118

  23.1          Independent Auditors' Consent............................        119