Form 10-Q
period 1996-03-31
AVEMCO CORP
filed 1996-05-14
CIK 8802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,611,070 shares of common stock were outstanding as of March 31, 1996.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Note 1)

                      AVEMCO CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     March 31, 1996, and December 31, 1995

                                                     March 31,     December 31,
                                                        1996            1995
                                                   ------------    ------------
ASSETS:
Investments...................................... $ 144,305,000   $ 149,544,000
Cash.............................................     5,206,000       3,466,000
Accounts receivable..............................    26,638,000      24,637,000
Reinsurance recoverable..........................    16,569,000      14,292,000
Deferred policy acquisition costs................     5,511,000       5,511,000
Prepaid reinsurance premiums.....................     4,819,000       5,178,000
Net property and equipment.......................     8,342,000       8,051,000
Other assets.....................................     3,379,000       3,123,000
                                                   ------------    ------------
   Total assets.................................. $ 214,769,000   $ 213,802,000
                                                  = ===========   = ===========

LIABILITIES:
Unpaid losses and loss adjustment expenses....... $  44,232,000   $  42,305,000
Unearned premiums................................    30,783,000      32,363,000
Accounts payable and accrued expenses............    16,887,000      17,361,000
Ceded reinsurance premiums payable...............     5,910,000       5,047,000
Notes payable to banks...........................    56,967,000      54,967,000
                                                   ------------    ------------
   Total liabilities.............................   154,779,000     152,043,000
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value, $10.00 per share;
  500,000 shares authorized; none issued.........        --              --
Common stock, par value, $.10 per share;
  20,000,000 shares authorized; 11,565,811 issued
  in 1996 and 11,551,161 in 1995.................     1,157,000       1,155,000
Additional paid-in capital.......................    19,140,000      18,293,000
Net unrealized appreciation on investments.......     3,127,000       4,879,000
Foreign currency translation adjustments.........      (185,000)       (182,000)
Retained earnings................................    88,230,000      88,184,000
                                                   ------------    ------------
                                                    111,469,000     112,329,000
Treasury stock, at cost, 2,954,741 shares
  in 1996 and 2,901,741 in 1995..................   (51,479,000)    (50,570,000)
                                                   ------------    ------------

   Total stockholders' equity....................    59,990,000      61,759,000
                                                   ------------    ------------

Contingent liabilities

   Total liabilities and stockholders' equity.... $ 214,769,000   $ 213,802,000
                                                  = ===========   = ===========

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        1996           1995
                                                   ------------    ------------
REVENUES:
Premiums earned.................................. $  19,693,000   $  18,723,000
Commissions......................................     1,973,000       1,583,000
Net investment income............................     2,036,000       2,054,000
Computer products and services...................     2,261,000       1,951,000
Realized investment gains (losses)...............       513,000        (109,000)
Other............................................     1,902,000       1,802,000
                                                   ------------    ------------
   Total revenues................................    28,378,000      26,004,000
                                                   ------------    ------------

EXPENSES:
Losses and loss adjustment expenses..............    12,997,000      10,522,000
Selling, general, and administrative expenses....     9,123,000       8,892,000
Commissions......................................     1,466,000       1,766,000
Cost of computer hardware sold...................       415,000         242,000
Interest.........................................       968,000       1,121,000
                                                   ------------    ------------
   Total expenses................................    24,969,000      22,543,000
                                                   ------------    ------------

Earnings before income taxes.....................     3,409,000       3,461,000
Federal and state income taxes...................       722,000         647,000
                                                   ------------    ------------

Net earnings..................................... $   2,687,000   $   2,814,000
                                                  = ===========   = ===========

Net earnings per share........................... $         .31   $         .32
                                                  = ===========   = ===========

Weighted average number of common and common
  equivalent shares outstanding..................     8,746,325       8,913,285
                                                   ============    ============

Dividends per share.............................. $         .12   $         .11
                                                  = ===========   = ===========

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        1996           1995
                                                   ------------    ------------
OPERATING ACTIVITIES:
Net earnings..................................... $   2,687,000   $   2,814,000
Charges (credits) to operations not affecting
  cash...........................................    (2,382,000)        379,000
                                                   ------------    ------------
Net cash flows provided from operations..........       305,000       3,193,000
                                                   ------------    ------------

INVESTMENT ACTIVITIES:
Proceeds from sale or maturity of investments....    16,079,000      11,520,000
Purchase of investments..........................   (12,926,000)    (15,838,000)
Proceeds from sale of property and equipment.....        12,000           5,000
Purchase of property and equipment...............      (104,000)       (851,000)
                                                   ------------    ------------
Net cash flows provided from (used by) investment
  activities.....................................     3,061,000      (5,164,000)
                                                   ------------    ------------

FINANCING ACTIVITIES:
Proceeds from borrowings.........................     4,500,000       5,800,000
Principal payments on debt.......................    (2,500,000)     (3,833,000)
Exercise of common stock options.................       125,000          54,000
Dividends to stockholders........................    (1,033,000)       (974,000)
Repurchase of common stock.......................    (2,718,000)        (72,000)
                                                   ------------    ------------
Net cash flows provided from (used by) financing
  activities.....................................    (1,626,000)        975,000
                                                   ------------    ------------

Net increase (decrease) in cash..................     1,740,000        (996,000)
Cash, beginning of year..........................     3,466,000       5,191,000
                                                   ------------    ------------
Cash, end of period.............................. $   5,206,000   $   4,195,000
                                                  = ===========   = ===========

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report to shareholders and Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     The company's primary sources of operating funds are insurance premiums, investment income, reinsurance recoveries on paid losses, computer product sales and other service revenues. Principal uses of operating funds include claim payments to insureds, commissions, and other operating expenses. Overall, these operating activities produced positive cash flow of $300,000 for the first three months of 1996. Since the level of operating cash flow is highly affected by premium production, paid loss activity, the sale of investment securities, and reinsurance recoveries received, operating cash flow can vary significantly from period to period. In addition, the 1996 first quarter operating cash flow was impacted by one-time refund payments of $2.4 million related to the settlement of California Proposition 103 matters. The company's insurance subsidiaries had fully provided for such amounts in prior years.

     The company follows investment guidelines, which, in addition to providing for an acceptable after-tax return on its investments, are structured to preserve capital, maintain sufficient liquidity to meet anticipated obligations, and retain an ample margin of capital and surplus to assure the unimpaired ability to write insurance. The company's fixed income portfolio holdings consist primarily of high investment grade securities. Currently, the largest single portion of the investment portfolio is invested in tax-advantaged securities. Thus far in 1996, there has been a rising interest rate environment. As a result, the fair value of the investment porfolio at the end of the quarter declined by $1.7 million, or slightly above 1%.

     In developing its investment strategy, the company establishes a level of cash and highly liquid short and intermediate term securities which, when combined with expected cash flow, is believed adequate to meet anticipated payment obligations.

     The company's common stock repurchase program reflects continued efforts to effectively manage its capital base and enhance shareholder value. During 1996 through April 15, the company repurchased 352,000 shares of its common stock. The Board of Directors' current authorization allows the company to repurchase an additional 373,000 shares.

     Results of Operations

     Net earnings for the first quarter of 1996 were $2.7 million or $.31 per share, similar to 1995's first quarter earnings of $2.8 million or $.32 per share. While the company experienced improved underwriting results in its short-term health and pleasure marine lines, increased physical damage claims activity on higher valued aircraft on the aviation business and an increase of 4% in the loss ratio on the lenders single interest business prevented the company from having a solid earnings performance.

     Gross premiums written for all lines of business in the quarter were $22.2 million, versus $23.2 million in 1995. Included in the 1995 first quarter premiums were $4.8 million in premiums associated with the acquisition of the aviation business from Aviation Underwriting Specialists. A substantial portion of that business, $3.8 million, represented non-recurring premiums. Therefore, on a going forward basis, gross premiums written in the first quarter of 1996 of $22.2 million compared to $19.5 million in 1995's first quarter, an increase of 14%. Gross premiums written on aviation using the same "apples to apples" comparison were $14.4 million in 1996 versus $13.1 million in 1995, an increase of 10%.

     The company is encouraged by new business growth in the aviation sector. Aviation rates continue to firm in certain categories and classes of business. Non-aviation premiums written in the quarter were $7.8 million versus $6.4 million in 1995, or a 22% increase.

     The company continued to make progress in its Services Group. During the first quarter the company completed the acquisition of Hinchcliff International, Inc., one of the largest and most highly regarded producers and administrators in the area of short-term health insurance for foreign students studying in the United States. This acquisition was made through the issuance of 120,000 shares of the company's common stock in exchange for 100% of the outstanding shares of Hinchcliff. The company expects to participate in the short-term health programs managed by Hinchcliff starting late in 1996.

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

                                       AVEMCO CORPORATION
                                       (Registrant)





Date:  May 14, 1996                    /s/ William P. Condon
       -------------------             ------------------------------
                                       William P. Condon
                                       Chairman of the Board and
                                       Chief Executive Officer


Date:  May 14, 1996                    /s/ John F. Shettle, Jr.
       -------------------             ------------------------------
                                       John F. Shettle, Jr.
                                       President and
                                       Chief Operating Officer


Date:  May 14, 1996                    /s/ John R. Yuska
       -------------------             ------------------------------
                                       John R. Yuska
                                       Senior Vice President and
                                       Chief Financial Officer