Form 10-Q
period 1996-06-30
AVEMCO CORP
filed 1996-08-13
CIK 8802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

   x            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               --------------

                                       OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    ---------------------

                          Commission File Number 1-6271
                                                 ------

                               AVEMCO CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                    52-0733935
                   --------                                    ----------
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)

               411 Aviation Way
              Frederick, Maryland                               21701
              -------------------                               -----
             (Address of principal                            (Zip Code)
               executive offices)

     Registrant's   telephone   number,   including   area  code  (301)694-5700
                                                                  -------------
                                       N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,348,870 shares of
                                                             -------------------
common stock were outstanding as of June 30, 1996.
- --------------------------------------------------

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements (Note 1)

                       AVEMCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      June 30, 1996, and December 31, 1995

                                                                           June 30,          December 31,
                                                                             1996               1995
                                                                             ----               ----

ASSETS:
Investments........................................................  $     141,278,000      $     149,544,000
Cash...............................................................          4,509,000              3,466,000
Accounts receivable................................................         31,993,000             24,637,000
Reinsurance recoverable............................................         16,992,000             14,292,000
Deferred policy acquisition costs..................................          6,031,000              5,511,000
Prepaid reinsurance premiums.......................................          5,987,000              5,178,000
Net property and equipment.........................................          8,189,000              8,051,000
Other assets.......................................................          3,107,000              3,123,000
                                                                     -----------------      -----------------
 ...........Total assets............................................  $     218,086,000      $     213,802,000
                                                                     =================      =================

LIABILITIES:
Unpaid losses and loss adjustment expenses.........................  $      43,654,000      $      42,305,000
Unearned premiums..................................................         38,519,000             32,363,000
Accounts payable and accrued expenses..............................         19,418,000             17,361,000
Ceded reinsurance premiums payable.................................          5,911,000              5,047,000
Notes payable to banks.............................................         52,667,000             54,967,000
                                                                     -----------------      -----------------
 ...........Total liabilities.......................................        160,169,000            152,043,000
                                                                     -----------------      -----------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value, $10.00 per share; 500,000
   shares authorized; none issued..................................          --                      --
Common stock, par value, $.10 per share;
 ....20,000,000 shares authorized; 11,565,811 issued
   in 1996 and 11,551,161 in 1995..................................          1,157,000              1,155,000
Additional paid-in capital.........................................         19,140,000             18,293,000
Net unrealized appreciation on investments.........................          1,244,000              4,879,000
Foreign currency translation adjustments...........................           (196,000)              (182,000)
Retained earnings..................................................         91,930,000             88,184,000
                                                                     -----------------      -----------------
                                                                           113,275,000            112,329,000
Treasury stock, at cost, 3,216,941 shares
   in 1996 and 2,901,741 in 1995...................................        (55,358,000)           (50,570,000)
                                                                     -----------------      -----------------
           Total stockholders' equity..............................         57,917,000             61,759,000
                                                                     -----------------      -----------------
Contingent liabilities
           Total liabilities and stockholders' equity..............  $     218,086,000      $     213,802,000
                                                                     =================      =================

See accompanying notes to condensed consolidated financial statements.


                       AVEMCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----

REVENUES:
Premiums earned...................................  $ 40,848,000   $ 39,497,000
Commissions.......................................     4,541,000      3,652,000
Net investment income.............................     4,190,000      4,195,000
Computer products and services....................     4,722,000      4,764,000
Realized investment gains (losses)................     3,209,000         (7,000)
Other.............................................     4,014,000      3,762,000
                                                    ------------   ------------

   Total revenues.................................    61,524,000     55,863,000
                                                    ------------   ------------

EXPENSES:
Losses and loss adjustment expenses...............    27,290,000     25,003,000
Selling, general, and administrative expenses.....    18,338,000     17,840,000
Commissions.......................................     3,216,000      3,283,000
Cost of computer hardware sold....................       763,000        799,000
Interest..........................................     2,088,000      2,035,000
                                                    ------------   ------------

   Total expenses.................................    51,695,000     48,960,000
                                                    ------------   ------------

Earnings before income taxes......................     9,829,000      6,903,000
Federal and state income taxes....................     2,440,000      1,420,000
                                                    ------------   ------------

Net earnings......................................  $  7,389,000   $  5,483,000
                                                    ============   ============

Net earnings per share............................  $        .86   $        .62
                                                    ============   ============

Weighted average number of common and common
  equivalent shares outstanding...................     8,612,073      8,913,400
                                                    ============   ============

Dividends per share...............................  $        .24   $        .22
                                                    ============   ============


See accompanying notes to condensed consolidated financial statements.


                       AVEMCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                            Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----
REVENUES:
Premiums earned....................................  $ 21,155,000   $20,774,000
Commissions........................................     2,568,000     2,069,000
Net investment income..............................     2,154,000     2,141,000
Computer products and services.....................     2,461,000     2,813,000
Realized investment gains (losses).................     2,696,000       102,000
Other..............................................     2,112,000     1,960,000
                                                     ------------   -----------

   Total revenues..................................    33,146,000    29,859,000
                                                     ------------   -----------

EXPENSES:
Losses and loss adjustment expenses................    14,293,000    14,481,000
Selling, general, and administrative expenses......     9,215,000     8,948,000
Commissions........................................     1,750,000     1,517,000
Cost of computer hardware sold.....................       348,000       557,000
Interest...........................................     1,120,000       914,000
                                                     ------------   -----------

   Total expenses..................................    26,726,000    26,417,000
                                                     ------------   -----------

Earnings before income taxes.......................     6,420,000     3,442,000
Federal and state income taxes.....................     1,718,000       773,000
                                                     ------------   -----------

Net earnings.......................................  $  4,702,000   $ 2,669,000
                                                     ============   ===========

Net earnings per share.............................  $        .55   $       .30
                                                     ============   ===========

Weighted average number of common and common
  equivalent shares outstanding....................     8,477,796     8,896,246
                                                     ============   ===========

Dividends per share................................  $        .12   $       .11
                                                     =============  ============


See accompanying notes to condensed consolidated financial statements.


                       AVEMCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----

OPERATING ACTIVITIES:
Net earnings........................................$  7,389,000   $  5,483,000
Charges (credits) to operations not affecting cash..  (1,332,000)     3,238,000
                                                     ------------   ------------

Net cash flows provided from operations.............   6,057,000      8,721,000
                                                     ------------   ------------

INVESTMENT ACTIVITIES:
Proceeds from sale or maturity of investments.......  33,232,000     22,449,000
Purchase of investments............................. (27,134,000)   (29,368,000)
Proceeds from sale of property and equipment........      38,000         21,000
Purchase of property and equipment..................    (342,000)    (1,497,000)
                                                     ------------   ------------

Net cash flows provided from (used by)
    investment activities...........................   5,794,000     (8,395,000)
                                                     ------------   ------------

FINANCING ACTIVITIES:
Proceeds from borrowings............................  12,000,000      5,800,000
Principal payments on debt.......................... (14,300,000)    (4,500,000)
Exercise of common stock options....................     125,000         54,000
Dividends to stockholders...........................  (2,036,000)    (1,939,000)
Repurchase of common stock..........................  (6,597,000)    (1,380,000)
                                                     ------------   ------------

Net cash flows provided from (used by)
    financing activities............................ (10,808,000)    (1,965,000)
                                                     ------------   ------------

Net increase (decrease) in cash.....................   1,043,000     (1,639,000)
Cash, beginning of year.............................   3,466,000      5,191,000
                                                     -------------  ------------

Cash, end of period................................. $ 4,509,000   $  3,552,000
                                                      ===========   ============

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     (1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report to shareholders and Form 10-K for the year ended December 31, 1995.

Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ----------------------

              Liquidity and Capital Resources
              -------------------------------
              The company's primary sources of operating funds are insurance premiums, investment income, reinsurance recoveries on paid losses, computer product sales and other service revenues. Principal uses of operating funds include claim payments to insureds, commissions, and other operating expenses. Overall, these operating activities produced positive cash flow of $6.1 million for the first six months of 1996. Since the level of operating cash flow is highly affected by premium production, paid loss activity, the sale of investment securities, and reinsurance recoveries received, operating cash flow can vary significantly from period to period. In addition, the 1996 year-to-date operating cash flow was impacted by one-time refund payments of $2.4 million related to the settlement of California Proposition 103 matters. The company's insurance subsidiaries had fully provided for such amounts in prior years.

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

              The company's common stock repurchase program reflects continued efforts to effectively manage its capital base and enhance shareholder value. For the year-to-date through June 30, 1996, the company has repurchased 435,200 shares of its common stock. The Board of Directors' current authorization allows the company to repurchase an additional 289,317 shares.

              Results of Operations
              ---------------------

              Net earnings for the second quarter of 1996 were $4.7 million, or $.55 per share, compared to $2.7 million or $.30 per share for the same period of 1995. Second quarter 1996 net earnings included after-tax realized investment gains of $1.8 million or $.20 per share. Excluding the realized investment gains, 1996 net earnings were $2.9 million or $.35 per share increasing over 1995's $2.6 million or $.29 per share, principally as a result of an improved underwriting ratio. The underwriting ratio for the 1996 second quarter was 87.5 percent versus 90.3 percent for 1995.

              Gross premiums written for all lines of business during the 1996 second quarter were $33.2 million, compared to $31.7 million in 1995. Aviation gross premiums written in the second quarter were $24.4 million versus $23.8 million in the same period of 1995. 1995's second quarter and year-to-date aviation premiums included certain non-recurring premiums associated with the purchase of a book of aviation business. Excluding the nonrecurring premiums, the company's aviation premiums represented growth of about six percent.

              As to the company's other lines of business, lenders single interest insurance, principally automobile physical damage, continues to show excellent growth and profitability. For the quarter ended 6/30/96, lenders single interest premiums written were $5.8 million compared to $4.2 million for the same period of 1995. Year to date, lenders single interest premiums in 1996 were $10.9 million compared to $7.4 million in 1995, an increase of 47 percent. Pleasure marine premiums are also up for the year and are expected to continue at a respectable level of growth for the foreseeable future. Premiums written for short-term health programs were $1.4 million versus $2.2 million for 1995. The decline was principally the result of the company's decision to discontinue as a reinsurer of a trip-travel insurance program which represented $6 million of annualized premium in 1995, when the company was unable to negotiate satisfactory renewal terms. The company continues, however, to increase its participation in short-term health plans managed and underwritten by its International Group Services affiliate, and will also commence participation in the Hinchcliff International business (acquired in January of 1996) later in 1996.

              Year-to-date, net earnings for the period ending June 30, 1996, were $7.4 million or $.86 per share, compared to $5.5 million or $.62 per share for 1995. Net earnings for 1996 include after-tax realized investment gains of $2.1 million or $.25 per share. The realized gains arose principally as a result of the company's decision to sell its common equities and use the proceeds primarily to pay down on its bank line, as well as for other corporate purposes.

              As reported in a press release dated June 10, 1996, the company expects to close on the sale of its insurer, National Assurance Underwriters, Inc., during the third quarter of 1996. As part of the transaction, the company will retain all of the insurance business in that subsidiary, as well as rights to its name. This transaction, when completed, is expected to generate an after-tax gain of $2.2 million or $.26 per share.

                       AVEMCO CORPORATION AND SUBSIDIARIES

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings
              -----------------
              None, except in the ordinary course of business in connection with the insurance subsidiaries' operations.

Item 2.       Changes in Securities
              ---------------------
              None

Item 3.       Defaults upon Senior Securities
              -------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              At the Annual Meeting of Stockholders held on May 2, 1996, the Stockholders were asked: (1) to elect four directors, three of whom will serve for a term of three years each, expiring in 1999, and one of whom will serve for a term of two years, or until their successors are elected and have qualified; and (2) to consider and act upon a proposal to ratify the selection of KPMG Peat Marwick as independent auditors for the company for 1996. The results of the voting on each of these proposals were as follows:

              (1)  Election of Directors:
                   ---------------------
                                                            Shares as to Which
              Director Nominee       Shares Voted For     Authority Was Withheld
              ----------------       ----------------     ----------------------
              William P. Condon          6,878,509              39,744
              Arnold H. Johnson          6,875,955              42,298
              Thomas J. Schwab           6,878,530              39,723
              Rachel B. Trinder          6,877,655              40,598

              (2)  Proposal to Ratify Selection of Independent Auditors:
              Shares Voted For:                            6,891,161
              Shares Voted Against:                           15,774
              Shares Abstaining:                              11,318

Item 5.       Other Information
              -----------------
              None

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------
              None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 AVEMCO CORPORATION
 (Registrant)





Date:           August 13, 1996                     /s/ William P. Condon
         -----------------------                   -------------------------
                                                      William P. Condon
                                                      Chairman of the Board and
                                                      Chief Executive Officer





Date:           August 13, 1996                     /s/ John F. Shettle, Jr.
         -----------------------                   -------------------------
                                                      John F. Shettle, Jr.
                                                      President and
                                                      Chief Operating Officer





Date:           August 13, 1996                     /s/ John R. Yuska
         -----------------------                   -------------------------
                                                      John R. Yuska
                                                      Senior Vice President and
                                                      Chief Financial Officer