Form 10-Q
period 1996-09-30
AVEMCO CORP
filed 1996-11-12
CIK 8802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               -------------------

                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

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

Registrant's telephone number, including area code (301) 694-5700
                                                   --------------

                                       N/A
                                       ---
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.     Yes  X     No
                                           -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,291,370 shares of common stock were outstanding as
                                                      of September 30, 1996.
                                                      --------------------------

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements (Note 1)

                       AVEMCO CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    September 30, 1996, and December 31, 1995

                                                  September 30,    December 31,
                                                       1996            1995
                                                  -------------   -------------
ASSETS:
Investments...................................... $ 142,539,000   $ 149,544,000
Cash.............................................     7,465,000       3,466,000
Accounts receivable..............................    35,324,000      24,637,000
Reinsurance recoverable..........................    14,968,000      14,292,000
Deferred policy acquisition costs................     6,406,000       5,511,000
Prepaid reinsurance premiums.....................     5,960,000       5,178,000
Net property and equipment.......................     8,029,000       8,051,000
Other assets.....................................     3,074,000       3,123,000
                                                  -------------   -------------
    Total assets                                  $ 223,765,000   $ 213,802,000
                                                  =============   =============

LIABILITIES:
Unpaid losses and loss adjustment expenses....... $  45,240,000   $  42,305,000
Unearned premiums................................    40,176,000      32,363,000
Accounts payable and accrued expenses............    18,848,000      17,361,000
Ceded reinsurance premiums payable...............     5,617,000       5,047,000
Notes payable to banks...........................    55,167,000      54,967,000
                                                  -------------   -------------
    Total liabilities                               165,048,000     152,043,000

STOCKHOLDERS' EQUITY:
Preferred stock, par value, $10.00 per share;
  500,000 shares authorized; none issued.........        --              --
Common stock, par value, $.10 per share;
  20,000,000 shares authorized; 11,565,811
  issued in 1996 and 11,551,161 in 1995..........     1,157,000       1,155,000
Additional paid-in capital.......................    19,140,000      18,293,000
Net unrealized appreciation on investments.......     1,491,000       4,879,000
Foreign currency translation adjustments.........      (186,000)       (182,000)
Retained earnings................................    93,354,000      88,184,000
                                                  -------------   -------------
                                                    114,956,000     112,329,000

Treasury stock, at cost, 3,274,441 shares in
  1996 and 2,901,741 in 1995.....................   (56,239,000)    (50,570,000)
                                                  -------------   -------------

    Total stockholders' equity...................    58,717,000      61,759,000
                                                  -------------   -------------
Contingent liabilities

    Total liabilities and stockholders' equity... $ 223,765,000   $ 213,802,000
                                                  =============   =============

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       1996            1995
                                                  -------------   -------------
REVENUES:
Premiums earned.................................. $  62,750,000   $  60,287,000
Commissions......................................     6,934,000       5,620,000
Net investment income............................     6,173,000       6,376,000
Computer products and services...................     7,323,000       7,557,000
Realized investment gains........................     3,122,000         203,000
Realized gain on subsidiary sale.................     3,307,000          --
Other............................................     6,306,000       4,905,000
                                                  -------------   -------------
    Total revenues...............................    95,915,000      84,948,000
                                                  -------------   -------------

EXPENSES:
Losses and loss adjustment expenses..............    46,937,000      42,951,000
Selling, general, and administrative expenses....    27,057,000      25,963,000
Commissions......................................     4,970,000       5,084,000
Cost of computer hardware sold...................     1,156,000       1,591,000
Interest.........................................     2,907,000       3,108,000
                                                  -------------   -------------
    Total expenses...............................    83,027,000      78,697,000
                                                  -------------   -------------

Earnings before income taxes.....................    12,888,000       6,251,000
Federal and state income taxes...................     3,080,000         694,000
                                                  -------------   -------------

Net earnings..................................... $   9,808,000   $   5,557,000
                                                  =============   =============

Net earnings per share........................... $        1.15   $         .63
                                                  =============   =============

Weighted average number of common and common
equivalent shares outstanding....................     8,527,283       8,875,400
                                                  =============   =============

Dividends per share.............................. $         .36   $         .34
                                                  =============   =============

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                       1996            1995
                                                  -------------   -------------
REVENUES:
Premiums earned.................................. $  21,902,000   $  20,790,000
Commissions......................................     2,393,000       1,968,000
Net investment income............................     1,983,000       2,181,000
Computer products and services...................     2,601,000       2,793,000
Realized investment gains (losses)...............       (87,000)        210,000
Realized gain on subsidiary sale.................     3,307,000          --
Other............................................     2,292,000       1,143,000
                                                  -------------   -------------
    Total revenues...............................    34,391,000      29,085,000
                                                  -------------   -------------

EXPENSES:
Losses and loss adjustment expenses..............    19,647,000      17,948,000
Selling, general, and administrative expenses....     8,719,000       8,123,000
Commissions......................................     1,754,000       1,801,000
Cost of computer hardware sold...................       393,000         792,000
Interest.........................................       819,000       1,073,000
                                                  -------------   -------------
    Total expenses...............................    31,332,000      29,737,000
                                                  -------------   -------------

Earnings (loss) before income taxes..............     3,059,000        (652,000)
Federal and state income tax (benefit)...........       640,000        (726,000)
                                                  -------------   -------------

Net earnings..................................... $   2,419,000      $   74,000
                                                  =============   =============

Net earnings per share........................... $         .29      $      .01
                                                  =============   =============

Weighted average number of common and common
equivalent shares outstanding....................     8,363,119       8,804,944
                                                  =============   =============

Dividends per share.............................. $         .12      $      .12
                                                  =============   =============

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                       1996            1995
                                                  -------------   -------------
OPERATING ACTIVITIES:
Net earnings..................................... $   9,808,000   $   5,557,000
Charges (credits) to operations not affecting
  cash...........................................    (7,961,000)      1,988,000
                                                  -------------   -------------
Net cash flows provided from operations..........     1,847,000       7,545,000
                                                  -------------   -------------

INVESTMENT ACTIVITIES:
Proceeds from sale or maturity of investments....    43,649,000      33,176,000
Purchase of investments..........................   (44,934,000)    (36,814,000)
Proceeds from sale of property and equipment.....       179,000          39,000
Proceeds from sale of subsidiary.................    13,957,000          --
Purchase of property and equipment...............      (516,000)     (1,734,000)
                                                  -------------   -------------
Net cash flows provided from (used by)
  investment activities..........................    12,335,000      (5,333,000)
                                                  -------------   -------------

FINANCING ACTIVITIES:
Proceeds from borrowings.........................    29,000,000       9,500,000
Principal payments on debt.......................   (28,800,000)     (6,133,000)
Exercise of common stock options.................       125,000          54,000
Dividends to stockholders........................    (3,030,000)     (2,982,000)
Repurchase of common stock.......................    (7,478,000)     (2,883,000)
                                                  -------------   -------------
Net cash flows used by financing activities......   (10,183,000)     (2,444,000)
                                                  -------------   -------------

Net increase (decrease) in cash..................     3,999,000        (232,000)
Cash, beginning of year..........................     3,466,000       5,191,000
                                                  -------------   -------------
Cash, end of period.............................. $   7,465,000   $   4,959,000
                                                  =============   =============

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

    (1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the company's annual report to shareholders and Form 10-K for the year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

         The company's primary sources of operating funds are insurance premiums, investment income, reinsurance recoveries on paid losses, computer product sales and other service revenues. Principal uses of operating funds include claim payments to insureds, commissions, and other operating expenses. Overall, these operating activities produced positive cash flow of $1.8 million for the first nine months of 1996. Since the level of operating cash flow is highly affected by premium production, paid loss activity, the sale of investment securities, and reinsurance recoveries received, operating cash flow can vary significantly from period to period. 1996 year-to-date operating cash flow was affected by the realized gains on the sale of investments and the realized gain on the sale of a subsidiary, which were excluded from operating activities and included in cash flow from investment activities. In addition, the 1996 year-to-date operating cash flow was also impacted by one-time refund payments of $2.4 million related to the settlement of California Proposition 103 matters. The company's insurance subsidiaries had fully provided for such amounts in prior years.

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

         The company's common stock repurchase program reflects continued efforts to effectively manage its capital base and enhance shareholder value. For the year-to-date through September 30, 1996, the company has repurchased 492,700 shares of its common stock. The Board of Directors' current authorization allows the company to repurchase an additional 231,817 shares.

         Results of Operations

         Net earnings for the third quarter of 1996 were $2.4 million or $.29 per share compared to $74,000 or $.01 per share for the same period of 1995. The improvement in net earnings over the 1995 third quarter was due to the net after-tax gain recognized on the sale of a subsidiary, which amounted to $2.2 million or $.26 per share, and an improvement in net operating earnings. 1996 third quarter operating earnings were affected by claims activity associated with Hurricane Fran, which resulted in an after-tax earnings reduction of $548,000 or $.07 per share. Historically, the third quarter has been the company's most volatile from a claims perspective. It is not only the peak season for aircraft and watercraft claims due to increased use, but it is also the peak season for hurricanes, tornadoes and hail storms. There were no significant weather-related losses during the 1995 third quarter.

         The company had a positive quarter from a premium production standpoint with an overall increase of 14.5%. Aviation gross premiums written in the third quarter were $18.1 million versus $16.1 million in the same period of 1995, reflecting a 12.4% increase. There continues to be some improvement of competitive rates in the aviation insurance sector primarily in the areas of higher-valued aircraft hulls and pilots who are transitioning to larger or more complex aircraft. Gross premiums written on the company's non-aviation lines were $9.6 million for the quarter, increasing by 19.2% over 1995. Particularly noteworthy was the company's lenders single interest performance. Premiums written on that line were close to $6.0 million compared to $4.6 million in 1995, a 31% increase. Premiums on the short-term health business were $2.3 million, slightly under that of 1995's third quarter. The decline was principally the result of the company's earlier decision to discontinue as a reinsurer on a trip-travel insurance program. The company continues, however, to increase its participation in short-term health plans managed and underwritten by its IGS affiliate. Also in the third quarter the company commenced participation in the Hinchcliff International business it acquired in January 1996. Pleasure marine premiums written in the third quarter were up 24% over 1995.

         The company completed the sale of its subsidiary National Assurance Underwriters, Inc., in the third quarter. As part of the sale the company retained all of that subsidiary's insurance business. As mentioned earlier, this sale generated an after-tax gain of $2.2 million, or $.26 per share.

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


                                            AVEMCO CORPORATION
                                            (Registrant)


Date:  November 12, 1996                    /s/ William P. Condon
                                            -----------------------------------
                                            William P. Condon
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:  November 12, 1996                    /s/ John F. Shettle, Jr.
                                            -----------------------------------
                                            John F. Shettle, Jr.
                                            President and
                                            Chief Operating Officer


Date:  November 12, 1996                    /s/ John R. Yuska
                                            -----------------------------------
                                            John R. Yuska
                                            Senior Vice President and
                                            Chief Financial Officer