Form 10-K
period 1996-12-31
AVEMCO CORP
filed 1997-03-27
CIK 8802

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Commission File Number 1-6271
                              AVEMCO CORPORATION
            (Exact name of Registrant as specified in its charter)

         DELAWARE                                          52-0733935
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)

                  411 AVIATION WAY, FREDERICK, MARYLAND 21701
                   (Address of principal executive offices)
                                  (Zip Code)

                                (301) 694-5700
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   COMMON STOCK, $.10 PAR VALUE              NEW YORK STOCK EXCHANGE
        (Title of class)             (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:
ON MARCH 1, 1997, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $187,298,000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: THE NUMBER OF COMMON SHARES OUTSTANDING AT MARCH 1, 1997, WAS 8,375,712.

                                    PART I

ITEM 1.   BUSINESS
------

RECENT DEVELOPMENT

On January 17, 1997, AVEMCO Corporation ("AVEMCO"), Registrant, and HCC Insurance Holdings, Inc., ("HCCH") jointly announced that they had signed a Letter of Intent to merge AVEMCO with a wholly-owned subsidiary of HCCH in a stock-for-stock transaction, with AVEMCO becoming a wholly-owned subsidiary of HCCH. On February 28, 1997, AVEMCO and HCCH jointly announced that the Boards of Directors of AVEMCO and HCCH had executed an Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the terms of the Agreement, each share of AVEMCO's common stock will be exchanged for one share of HCCH's common stock.

The proposed transaction is intended to be accounted for as a pooling of interests and to be a nontaxable exchange to AVEMCO's shareholders. It is subject to various conditions, including receipt of required regulatory approvals and the approval of the transaction by shareholders of both AVEMCO and HCCH. A special shareholders' meeting is anticipated to be held in the second quarter of 1997, and a proxy statement describing the transaction in detail is expected to be submitted to the shareholders shortly. There can be no assurance that the conditions to the proposed merger will be satisfied or that the shareholders will approve the transaction.

GENERAL

AVEMCO is an insurance holding company organized in 1959, that coordinates the activities of its subsidiaries and provides them with management, business planning, investment, human resource, marketing, and financial services. The subsidiaries of AVEMCO are engaged in the business of providing specialty property and casualty insurance products and services, principally involving aviation. Non-aviation specialty lines include lenders single interest, short-term health, and pleasure marine. Insurance products are distributed on a direct basis nationally and in Canada (except Quebec), and through agency and brokerage networks nationwide. AVEMCO and its subsidiaries operate together as the AVEMCO Group. AVEMCO's principal executive offices are located at Frederick Municipal Airport, 411 Aviation Way, Frederick, Maryland 21701, and its telephone number is (301) 694-5700.

Since its organization, AVEMCO and its predecessor companies have generally achieved an underwriting profit (33 out of 36 years). AVEMCO Insurance Company is rated "A+" (Superior) by A.M. Best, and its policyholders' surplus position substantially exceeded the minimum requirements as stipulated by insurance industry risk-based capital regulations.

AVEMCO's principal insurance subsidiary is AVEMCO Insurance Company ("AIC"), a direct writer of aviation and pleasure marine business. AIC underwrites various types of aviation insurance for owners and pilots of general aviation aircraft, including commercial coverages for fixed base operators. General aviation encompasses private business aircraft, air taxi services, recreational flying, fixed-based operations and similar activities. It excludes military and commercial airline operations. Other aviation-related commercial insurance coverages are written for lending institutions and leasing companies on both general aviation and commercial aviation equipment. AIC also serves as the reinsurer for most of the business produced and managed by other members of the AVEMCO Group. Other insurance company members of the AVEMCO Group include U.S. Specialty Insurance Company, a wholly-owned subsidiary of AIC, underwriter of aviation, pleasure marine, and lenders single interest insurance through independent agents and brokers, whose business is also reinsured by AIC. The AVEMCO Group also controls National Insurance Underwriters ("NIU"), a reciprocal insurance exchange through AVEMCO's ownership of Specialty Insurance Underwriters, Inc. ("SIUI"), the attorney-in-fact for the exchange. NIU is currently writing a limited amount of aviation and automobile insurance in a few states. AIC also owned National Assurance Underwriters, Inc. ("NAUI"), an insurer that was sold in August 1996, but whose business (aviation insurance) was retained by AIC as part of the sale transaction.

Other insurance producers (non-insurers) in the AVEMCO Group include: (i) Matterhorn Bank Programs, Inc., a wholly-owned subsidiary of AVEMCO and its wholly-owned subsidiary, KFA, Inc., which are general agencies that market blanket lenders single interest coverage for banks and other financial institutions covering risks of physical loss or damage to the property securing their installment loans (primarily automobiles) and other insurance products to financial institutions, through independent agents and brokers. Matterhorn's business is primarily written by U.S. Specialty Insurance Company; and (ii) Brooks-Shettle Company, a wholly-owned subsidiary of AVEMCO, which is an insurance and reinsurance broker specializing in short-term health and travel insurance programs on an international basis, as well as marine insurance within the United States. The business and operations of Hinchcliff International, Inc. ("Hinchcliff"), acquired by AVEMCO in January 1996, and International Group Services, Inc. ("IGS"), acquired by AVEMCO in December 1994, were merged into Brooks-Shettle Company under which names Brooks-Shettle Company also continues to do business. The businss of both Hinchcliff and IGS includes short-term student health insurance. Much of Brooks-Shettle Company's business is reinsured by AIC.

The AVEMCO Group's insurance operations are complemented by its insurance service group operations, which are largely focused in areas that offer AVEMCO opportunities to generate additional specialty insurance premiums. Currently, the Group's service operations are conducted by the following companies and concentrated in the following areas: (i) Loss Management Services, Inc., a wholly-owned subsidiary of AVEMCO, provides claims management and related subrogation and salvage services for the Group's insurers, as well as other insurance companies and financial institutions; (ii) MEDEX Assistance Corporation, a wholly-owned subsidiary of AVEMCO, provides worldwide, multilingual emergency assistance services on a 24-hour basis for individuals who become sick or injured primarily while traveling outside their home countries; and (iii) The Wheatley Group, Ltd., a wholly-owned subsidiary of AVEMCO, which provides computer products, software, and related services for property and casualty insurance companies in the United States.

UNDERWRITING RATIOS

The following table sets forth certain information (statutory basis) with respect to the underwriting results of AVEMCO Insurance Company and Subsidiaries for each of the last three years.

                          1996       1995      1994
                        ---------  --------  --------
    Premiums written    $106,965   $99,795   $90,651
                        ========   =======   =======
    Premiums earned     $ 85,115   $80,135   $75,559
                        ========   =======   =======
    Loss ratio              73.1%     69.4%     61.2%
    Expense ratio           23.0%     25.5%     28.6%
                        --------   -------   -------
    Combined ratio          96.1%     94.9%     89.8%
                        ========   =======   =======

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

Management's Discussion and Analysis - Loss Reserves on page 10, and Note 4, Unpaid Losses and Loss Adjustment Expenses, of the Notes to Consolidated Financial Statements on pages 55 and 56 are incorporated herein.

INVESTMENTS

Management's Discussion and Analysis - Investments on pages 9 and 10, and Note 2, Investments, of the Notes to Consolidated Financial Statements on pages 52 through 54 are incorporated herein.

REINSURANCE

Management's Discussion and Analysis - Reinsurance on pages 10 and 11, and Note 9, Reinsurance, of the Notes to Consolidated Financial Statements on page 61 are incorporated herein.

REGULATION

AVEMCO Insurance Company and its subsidiary are subject to regulation and supervision of their operations in each of the jurisdictions where they conduct business. Regulations vary from jurisdiction to jurisdiction, but generally, they provide regulatory authorities with broad supervisory, regulatory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions, periodic examinations and annual and other report filings. In general, regulations exist for the protection of policyholders rather than the shareholders. Congress has been considering whether it is appropriate to modify or repeal the McCarran-Ferguson Act, which grants to the states the responsibility for regulating the insurance industry and provides limited exemption to the "business of insurance" from federal anti-trust laws. Bills have been introduced in Congress from time to time, but whether any changes in the current statute will be made, or the effect of such changes, if any, cannot presently be determined.

In 1988, California voters passed an initiative known as Proposition 103. The Proposition provides, among other things, that rates for most insurance policies issued or renewed between November 8, 1988, and November 8, 1989, be rolled back to the levels of November 8, 1987, and then reduced an additional 20%. In addition, rates for most California insurance policies issued or renewed after November 8, 1989, are subject to prior approval by the California Department of Insurance (the Department). The implementation of Proposition 103 by the Registrant's insurance subsidiaries, as well as other California licensed insurers, was complicated by numerous legal challenges and uncertainties since its passage. AVEMCO's insurance subsidiaries settled their outstanding Proposition 103 matters with the California Department of Insurance during 1995. AVEMCO and its affected subsidiaries had previously provided for a potential rollback impact in prior years. Refund payments were made in 1996.

COMPETITION

The property/casualty insurance industry is highly competitive and many insurance companies offer the same specialty lines of business as AVEMCO's subsidiaries. Insurance products are distributed on a direct basis to policyholders and also through the agent/broker community. In the direct writing of aviation insurance, historically, there have been few insurers which act as direct writers. AVEMCO's principal subsidiary, AIC, is currently the largest if measured by the number of insurance policies issued. In the agency distribution of aviation insurance, market share is highly fragmented, and AVEMCO competes against numerous managing general agencies, independent agencies, and pools and syndicates. In recognition that the aviation insurance sector has been engaged in an extremely competitive price environment, AVEMCO has continued to emphasize rate discipline and has been unwilling to write aviation business at what it considers inadequate rates. It also attempts to compete on the basis of policy provisions, quality and timely service, including accessible personnel, application turnaround, and expeditious claims settlement. AVEMCO's other specialty insurance lines, including the lenders single interest, short-term health and pleasure marine lines, are highly competitive as its subsidiaries compete with many specialty insurers, as well as multi-line insurance companies, many of which have more experience, larger volumes of business, and greater financial resources than the resources of AVEMCO and its subsidiaries. They compete primarily on the basis of both price and service.

EMPLOYEES

At December 31, 1996, the Registrant employed 482 people.

ITEM 2.   PROPERTIES
------

AVEMCO's activities are carried out from its 40,000 square foot headquarters, owned by AVEMCO and located adjacent to the Frederick Municipal Airport in Frederick, Maryland. AVEMCO also owns and occupies a 48,200 square foot office building and storage complex in St. Peters, Missouri, a two-story 12,000 square foot office building in Ithaca, New York, and a one-story building in Fort Worth, Texas, containing approximately 2,500 square feet. AVEMCO leases approximately 64,000 square feet of office space at 20 other locations throughout the United States, Canada, China, and the United Kingdom.

ITEM 3.   LEGAL PROCEEDINGS
------

None, except routine litigation incidental to the business, in connection with the insurance subsidiaries' operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

None during the fourth quarter of 1996.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------    MATTERS


The Registrant's Common Stock is listed on the New York Stock Exchange under ticker symbol"AVE." There are approximately 3,500 stockholders.

                   High      Low    Dividends
                  -------  -------  ---------
1996
Fourth Quarter    $16 1/8  $15       $    .12
Third Quarter     $16 1/2  $13 5/8   $    .12
Second Quarter    $16      $11 3/4   $    .12
First Quarter     $16      $14 5/8   $    .12

1995
Fourth Quarter    $17 1/2  $15 3/4   $    .12
Third Quarter     $18      $15 5/8   $    .12
Second Quarter    $18 1/4  $16 1/2   $    .11
First Quarter     $17 5/8  $14 5/8   $    .11

Note 7, Debt on page 59, and Note 10, Stockholders' Equity and Capital Transactions, of the Notes to Consolidated Financial Statements on pages 61 and 62 are incorporated herein.

As part of the "Agreement," referred to in Part I, Item 1, Business, Recent Development, AVEMCO agreed not to declare a dividend with a record date prior to June 1, 1997, without the written consent of HCCH or subsequently if a shareholders' meeting to consider the merger has been fixed and announced by the AVEMCO Board of Directors and the Joint Proxy Statement/Prospectus has been distributed to the shareholders of AVEMCO.


ITEM 6.   FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
------
(In thousands, except per share data and ratios)

SUMMARY OF OPERATIONS:                   1996       1995       1994       1993       1992
                                       ---------  ---------  ---------  ---------  ---------
Revenues:
Premiums earned                        $ 86,170   $ 80,458   $ 75,518   $ 62,702   $ 57,385
Commissions                               8,819      7,046      6,418      5,909      6,145
Net investment income                     8,223      8,498      8,245      9,004      9,218
Computer products and services            9,913     10,188      9,185     11,129      4,836
Realized gain (loss) on sale of
 investments                              3,244        575       (248)     9,634      2,742
Realized gain on subsidiary sale          3,307         --         --         --         --
Other revenues                            8,214      6,439      5,472      5,523      6,597
                                       --------   --------   --------   --------   --------
Total revenues                          127,890    113,204    104,590    103,901     86,923
                                       --------   --------   --------   --------   --------
EXPENSES:
Losses and loss adjustment
expenses                                 62,866     55,605     46,310     41,502     36,783
Commissions                               7,092      6,513      7,159      5,716      6,966
Other expenses                           41,970     41,984     37,582     37,830     32,387
                                       --------   --------   --------   --------   --------
Total expenses                          111,928    104,102     91,051     85,048     76,136
                                       --------   --------   --------   --------   --------
Earnings before income taxes           $ 15,962   $  9,102   $ 13,539   $ 18,853   $ 10,787
                                       ========   ========   ========   ========   ========
Net earnings/1/                        $ 12,288   $  7,918   $ 10,833   $ 15,572   $  9,603
                                       ========   ========   ========   ========   ========
PER SHARE DATA:
Net earnings/1, 2/                     $   1.45   $    .90   $   1.20   $   1.41   $    .82
                                       --------   --------   --------   --------   --------
Dividends declared                     $    .48   $    .46   $    .44   $    .42   $    .40
                                       --------   --------   --------   --------   --------
Stockholders' equity per share/3,4/    $   7.33   $   7.14   $   6.28   $   5.92   $   7.76
                                       --------   --------   --------   --------   --------
Weighted average number of
of common and common
equivalent shares                         8,478      8,846      9,019     11,041     11,734
                                       --------   --------   --------   --------   --------
Common shares outstanding                 8,264      8,649      8,850      9,109     11,493
                                       --------   --------   --------   --------   --------
OTHER FINANCIAL DATA:
Investments /4/                        $149,238   $149,544   $136,378   $139,384   $151,013
                                       --------   --------   --------   --------   --------
Total assets /4/                       $217,666   $213,802   $201,350   $210,693   $231,621
                                       --------   --------   --------   --------   --------
Debt                                   $ 56,667   $ 54,967   $ 54,600   $ 54,500   $ 39,000
                                       --------   --------   --------   --------   --------
Stockholders' equity /4/               $ 60,572   $ 61,759   $ 55,610   $ 53,930   $ 89,215
                                       --------   --------   --------   --------   --------
Return on equity                           20.1%      13.5%      19.8%      21.8%      11.1%
                                       --------   --------   --------   --------   --------

/1/1993 includes cumulative effect of the adoption of FASB Statement No. 109,
   "Accounting for Income Taxes."
/2/Based on weighted average number of common and common equivalent shares. /3/Based on common shares outstanding.
/4/Certain investments since January 1994 are presented on a different basis from December 31, 1993, and prior, due to the January 1, 1994, adoption of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FASB Statement No. 115 prohibits restatement of prior years' financial statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    RESULTS OF OPERATIONS

OVERVIEW OF BUSINESS

The Registrant's insurance subsidiaries underwrite aviation and other specialty line insurance products. Non-aviation lines include lenders single interest, short-term health and pleasure marine. The insurance services businesses complement the insurance operations.

The specialty insurance lines of business, particularly the aviation and pleasure marine, are volatile from both a rate and claims perspective. As a result, the Registrant's operating results are subject to significant fluctuations from year to year due to the impact of competition on premium pricing, the frequency and severity of claims activity, weather-related catastrophes, and general economic conditions.

The Registrant has and continues to emphasize rate discipline in all lines of its business. The aviation insurance sector, the Registrant's primary line of business, has been engaged in an extremely competitive rate environment for quite some time. There continues to be some improvement of competitive rates in the aviation insurance sector, especially in the areas of higher-valued aircraft hulls and pilots, who are transitioning to larger or more complex aircraft.

To augment the aviation business, the Registrant continues to develop, both internally and through acquisition, the growth of its other specialty lines and its insurance services business.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY--

The Registrant's Consolidated Statements of Cash Flows on page 49 detail the net cash provided and used by operating, investment, and financing activities. The Registrant's primary sources of operating funds are insurance premiums, commissions, service fees and investment revenues. Primary uses of operating funds are for claim payments to insureds, commissions, and other operating expenses. Operating activities provided $5.8 million, $11.1 million, and $11.8 million of net cash flow in 1996, 1995, and 1994, respectively. Since the level of operating cash flow is principally affected by premium production, paid loss activity, the sale of investment securities, and reinsurance recoveries received, operating cash flow could vary significantly from period to period.

Net operating cash flow of $5.8 million for 1996 was below that of 1995. 1996 operating cash flow was affected by the realized gains on the sale of investments and the realized gain on the sale of a subsidiary, which were excluded from operating activities and included in cash flow from investment activities. In addition, 1996 operating cash flow was further impacted by one-time refund payments of $2.4 million related to the settlement of California Proposition 103 matters. The Registrant's insurance subsidiaries had fully provided for such refund amounts in prior years. Net operating cash flow for 1995 decreased from that of 1994 primarily because of increased paid claims activity in 1995 and the effect of reinsurance recoverables received in 1994.

Capital expenditures for property and equipment additions were $700,000, $1.9 million, and $700,000, in 1996, 1995, and 1994, respectively. 1996 additions were mainly computer equipment upgrades. 1995 expenditures consisted primarily of costs associated with two subsidiary office relocations and assets acquired through two acquisitions. 1994 additions were primarily comprised of computer hardware upgrades. The Registrant does not anticipate a significant level of property and equipment capital expenditures during 1997. Other expenditures include the 1994 $2.0 million acquisition of assets from International Group Services, Inc., a third party administrator that specializes in short-term health insurance programs. All expenditures were financed principally by internally-generated funds.

At December 31, 1996, the Registrant had $31.6 million in cash and short-term investments. Additionally, $3.3 million of its fixed income portfolio is scheduled to mature in 1997. A further source of short-term liquidity includes a credit facility with a bank. $7.0 million is available under that commitment to address short-term cash needs. The Registrant's investment portfolio is highly liquid, consisting principally of readily marketable securities. In developing its investment strategy, the Registrant establishes a level of cash and highly liquid short- and intermediate-term securities which, combined with expected cash flow, is believed adequate to meet anticipated payment obligations. While short-term liquidity is considered adequate, long-term liquidity will be primarily dependent upon premium production and paid loss activity.

INVESTMENTS--

The Registrant's investment portfolio represents 69% of its total assets. The Registrant follows investment guidelines which, in addition to providing for an acceptable after-tax return on its investments, are structured to preserve capital, maintain sufficient liquidity to meet obligations, and maintain what is considered an ample margin of capital and surplus to sustain planned writings of insurance. At December 31, 1996, 76% of the Registrant's investments were in fixed income securities, 7% in equities, and 17% in short-term investments. The Registrant's only real estate investments are in its operating facilities.
Fixed income securities consist principally of high investment grade securities with an average maturity of about eight years. The Registrant does not use derivative instruments, such as mortgage derivatives, options and structured notes, to leverage its investment portfolio.

At December 31, 1996, the Registrant's $149.2 million investment portfolio reflected after-tax appreciation of $2.3 million above its cost basis.

The Registrant has classified its investments as available for sale. While the Registrant has the ability to hold its investments until maturity, these securities may be sold prior to maturity in response to changing market and economic conditions or to maximize after-tax returns.

The Registrant had $3.2 million of realized investment gains in 1996 compared to a nominal realized investment gain of $575,000 in 1995. Decisions to sell securities are governed by considerations such as surplus exposure, tax consequences and investment opportunities. As a result, realized investment gains or losses can vary significantly from period to period. The majority of the 1996 realized investment gains arose from the Registrant's decision to liquidate its common equity portfolio. Additional information regarding the Registrant's investment portfolio is detailed on pages 52 through 54, and page 66.

LOSS RESERVES--

Historical experience, judgmental factors, adherence to a strategy of targeting rate adequacy, continual monitoring of reserve levels, and paying claims in a prompt fashion have all contributed to a favorable development of loss reserves during the past several years. A historical perspective of the Registrant's loss reserve developments is included in Note 4 to the consolidated financial statements on pages 55 and 56, and is incorporated herein.

The development of unpaid loss and loss adjustment expense refers to the difference between original estimates for unpaid losses and loss adjustment expenses and the re-evaluation of those estimates in subsequent years as loss payments are made and open claims adjusted to reflect current information. Redundant or favorable development occurs when original estimates are higher than subsequently paid or adjusted.

During 1996, the Registrant experienced overall favorable development of $3.3 million on gross unpaid losses and loss adjustment expenses. The 1996 favorable development compares with favorable development of $2.5 million and $3.2 million in 1995 and 1994, respectively.

The Registrant experienced overall favorable development of $1.1 million on net unpaid loss and loss adjustment expenses after deducting reinsurance protections. This compares with favorable development of $1.1 million for 1995 and $2.9 million for 1994. The gross loss reserve development and net loss reserve development can vary significantly, as the level of reinsurance carried on any one risk is dependent upon several factors.

The Registrant's insurance specialty businesses are mostly short-tail in nature, meaning that claims are paid or settled in a relatively short time frame from the time reported. Nonetheless, the nature of the Registrant's principal insurance specialty line, aviation, consists of low frequency, high severity claims, which can result in significant changes in the development of unpaid losses and loss adjustment expenses from period to period. The timing of salvage and subrogation recoveries could likewise affect the loss reserve development.

The Registrant did not experience any significant environmental claim activity during 1996, 1995 or 1994, and currently anticipates that activity in the future should not have a material adverse effect on the overall consolidated financial position of the Registrant.

REINSURANCE--

The Registrant's specialty lines of business, particularly aviation and pleasure marine, are volatile from both a rate and a claims perspective, leading to potentially wide swings in underwriting results. Accordingly, the Registrant is a party to several reinsurance arrangements. These reinsurance arrangements are utilized to assist in limiting maximum loss, provide greater diversification of risk, reduce exposures on larger risks, and provide a level of protection from catastrophic events. The Registrant routinely reviews and adjusts its reinsurance strategy, taking into account the anticipated future direction of its business, underwriting considerations such as rate and risk levels, conditions in the reinsurance marketplace and the cost-benefit relationship expected to be derived from such reinsurance arrangements. Most of the aviation business is covered under a quota share/surplus share reinsurance arrangement. Facultative reinsurance placements are also used, primarily on policies with limits larger than are covered by treaty reinsurance. The Registrant's retention on its aviation business varies according to policy limits. The largest net aggregate amount retained in any one risk is $1.6 million. The Registrant currently retains all of the pleasure marine business that it writes, subject to catastrophic reinsurance protections. Under its catastrophe reinsurance, which also covers the aviation business line, the Registrant absorbs the first $2.5 million in losses, with catastrophe reinsurance protection to $10.5 million. The lenders single interest and short-term health business participate in proportional treaty reinsurance. For 1996, the Registrant retained 86% of its premium production and ceded 14% to reinsurers under its various reinsurance arrangements. Approximately 63% of the net amounts recoverable from reinsurers at December 31, 1996, are attributable to reinsurance arrangements with three reinsurers. No significant amounts recoverable from reinsurers have been written off as uncollectible in the past three years. Additional information regarding reinsurance is detailed in Note 9 to the consolidated financial statements on page 61 and is incorporated herein by reference.

CAPITAL RESOURCES--

The annual dividends for 1996 and 1995 were $.48 per share and $.46 per share, respectively, marking the twenty-first and twentieth years in which the Registrant has paid an increased dividend.

The Registrant's common stock repurchase program reflects continued efforts to effectively manage its capital base and enhance shareholder value. Its capital needs vary from period to period recognizing the volatility in the underwriting of its specialty insurance products. The aviation insurance industry continues in the longest competitive cycle in its history. The Registrant acquired 520,000 of its common shares during 1996. Since inception of its stock repurchase program in the 1987 fourth quarter through the end of 1996, the Registrant has repurchased 6,727,380 shares of its stock at prices ranging from $9.75 to $22.00 per share.

The Registrant utilized a combination of its revolving credit facility, a portion of the proceeds from the sale of investments, and funds generated by its subsidiaries operating activities to finance its capital management program. Funds provided by the Registrant's principal subsidiary, AVEMCO Insurance Company, were paid through dividends. Regulatory restrictions on such dividends are detailed in Note 10 of the Registrant's consolidated financial statements.

The Registrant's ability to support substantial future growth is reflected in its insurance subsidiary's ratio of net premiums written to statutory policyholders' surplus, a measure used by insurance regulators and analysts to evaluate liquidity and capital resources. The insurance subsidiary's ratio is currently 1.19 to 1; a general maximum regulatory guideline is 3 to 1. The ratio of unpaid losses and expenses to surplus was .46 to 1. 1996 marked the 22nd consecutive year and the 33rd in 36 years in business where an underwriting profit was achieved. The Registrant currently is adequately capitalized to support future planned activities. The insurance subsidiary continues its "A+" (Superior) rating from A.M. Best. In addition, the insurance subsidiary's December 31, 1996, policyholders' surplus position substantially exceeded the minimum requirements as stipulated by insurance industry risk-based capital regulations.

SUBSEQUENT EVENT

On January 17, 1997, AVEMCO and HCC Insurance Holdings, Inc., ("HCCH") jointly announced that they had signed a Letter of Intent to merge AVEMCO with a wholly-owned subsidiary of HCCH in a stock-for-stock transaction, with AVEMCO becoming a wholly-owned subsidiary of HCCH. On February 28, 1997, AVEMCO and HCCH jointly announced that the Boards of Directors of AVEMCO and HCCH had executed an Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the terms of the Agreement, each share of AVEMCO's common stock will be exchanged for one share of HCCH's common stock.

The proposed transaction is intended to be accounted for as a pooling of interests and to be a nontaxable exchange to AVEMCO's shareholders. It is subject to various conditions, including receipt of required regulatory approvals and the approval of the transaction by shareholders of both AVEMCO and HCCH. A special shareholders' meeting is anticipated to be held in the second quarter of 1997, and a proxy statement describing the transaction in detail is expected to be submitted to the shareholders shortly. There can be no assurance that the conditions to the proposed merger will be satisfied or that the shareholders will approve the transaction.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995
1996 marks the sixth consecutive year that the Registrant has grown its gross premiums writing base. Gross premiums written for 1996 increased over 1995 as follows:

                                    (000's)
Line of Business                1996      1995
----------------------------  --------  ---------
    Aviation                  $ 69,474  $ 69,076
    Non-aviation                37,491    31,072
                              --------  --------
    Gross Premiums Written    $106,965  $100,148
                              ========  ========

Gross premiums written for the aviation line were $69.5 million in 1996 compared to $69.1 million in 1995. Included in 1995 gross premiums written, however, were $4 million of non-recurring premiums associated with the January 1995 acquisition of the aviation business from Aviation Underwriting Specialists. Excluding those non-recurring premiums, gross aviation premiums written increased 7% over 1995 due to a combination of rate improvement and unit growth.

Gross premiums written on the non-aviation insurance lines increased 21% over 1995 to $37.5 million. Particularly noteworthy was the lenders single interest production. This particular insurance product, managed by Matterhorn Bank Programs, Inc., a consolidated subsidiary, protects a lender's retail installment portfolio primarily against risk of physical loss of or damage to property securing its installment loans should the borrower fail to maintain the required insurance. Strong new business growth pushed 1996 lenders single interest gross premiums written 38% to $22.9 million as compared to $16.6 million in 1995.

Gross premiums written for short-term health insurance programs were $10.2 million in 1996 compared to $10.9 million in 1995. The decline was principally impacted by the Registrant's decision to discontinue as a reinsurer of a trip-travel program that represented $6.3 million of gross premiums written in 1995, when it was unable to negotiate satisfactory renewal terms. That decline was largely offset with increased participation in short-term health programs managed and underwritten by the Registrant's International Group Services division of Brooks-Shettle Company, a consolidated subsidiary, and participation late in 1996 on short-term programs managed and underwritten by its Hinchcliff International division.

Pleasure marine gross premiums written increased to $4.4 million in 1996 versus $3.5 million in 1995 through improved new business production by the Registrant's independent agency insurer, U.S. Specialty Insurance Company. The Registrant is continuing to develop this product gradually by stressing conservative underwriting guidelines. In addition, the Registrant continues to retain 100% of the pleasure marine risks it writes, with the exception of reinsurance coverage for catastrophic marine losses.

Net premiums written for all lines of business reflect the business retained by the Registrant after its reinsurance arrangements are considered. Net premiums written increased over 1995 primarily because of the growth in the lenders single interest business. 1996 earned premium revenues of $86.2 million increased over 1995's $80.5 million, consistent with the increase in net premiums written.

Commission revenues, consisting primarily of commissions received on reinsurance ceded and commissions produced by agency operations, net of amounts paid to their agents, increased to $8.8 million in 1996 as compared to $7.0 million in 1995. The increase is mainly attributed to commissions generated by the Hinchcliff International division of Brooks-Shettle Company.

Net investment income in 1996 was $8.2 million compared to $8.5 million in 1995. The slight decrease is principally attributed to a lower average invested asset base during 1996. The Registrant sold its common equity securities in 1996.

Computer product and service revenues generated by The Wheatley Group, Ltd., a consolidated subsidiary, was $9.9 million in 1996, slightly behind 1995's $10.2 million. Hardware equipment sales declined by $800,000, while Wheatley's core software revenues increased by $500,000. Hardware sales can vary significantly from period to period.

Realized gains on the sale of investments were $3.2 million in 1996 as compared to $600,000 in 1995. The majority of the 1996 gains arose from the Registrant's decision to sell its common equities.

The Registrant sold a subsidiary, National Assurance Underwriters, Inc., during 1996, while retaining all that subsidiary's insurance business. The sale generated a realized gain of $3.3 million.

Other revenues increased to $8.2 million in 1996 as compared to $6.4 million in 1995. $1.0 million of the increase is directly attributed to MEDEX Assistance Corporation, a consolidated subsidiary that improved its revenue performance by 30% over 1995.

From a claims perspective, the net loss ratio for 1996 was 73.0% compared to 69.1% in 1995.

                      Net Loss Ratios
Line of Business            1996          1995
--------------------- ----------------  --------
    Aviation                     76.1%     68.7%
    Non-aviation                 67.9%     70.0%
    All Lines                    73.0%     69.1%

Net incurred losses and loss adjustment expenses were as follows:

                               (000's)
    Line of Business       1996      1995
----------------------   -------   -------
    Aviation             $40,387   $36,575
    Non-aviation          22,479    19,030
                         -------   -------
    Net Incurred Losses  $62,866   $55,605
                         =======   =======

Net aviation incurred losses in 1996 increased over 1995, principally due to increased physical damage claims activity on higher-valued aircraft. In addition, earlier in 1996 there was a higher than usual increase in reported small claims activity. Non-aviation losses in 1996 were $22.4 million compared to $19.0 million in 1995 as an increase in lenders single interest insurance claims commensurate with their new business growth was partially offset by improved loss performance by the short-term health programs.

Incurred losses in 1996 were also affected by Hurricane Fran which struck the eastern portion of the United States in September. This storm resulted in an after-tax earnings reduction of $548,000 or $.07 per share. There were no significant weather-related losses in 1995.

Commission expense, representing costs incurred to generate insurance business through the assumed reinsurance and independent agency markets increased to $7.1 million in 1996 as compared to $6.5 million in 1995. This increase is consistent with the upward trend in reinsurance assumed production.

Lower variable interest rates combined with a lower level of bank borrowings during 1996 decreased interest expense to $3.8 million in 1996 from $4.2 million in 1995.

Selling, general, and administrative costs increased a modest 2.5% in 1996 as the Registrant incurred additional operating costs from the recently acquired Hinchcliff International, Inc. subsidiary while supporting increased revenue activities in its other business units without a significant increase in operating costs.

Income tax expense increased in 1996 to $3.7 million as compared to $1.2 million in 1995, mainly as the result of the increased realized investment gains and the realized gain on the sale of National Assurance Underwriters, Inc. Both of these items were fully taxable.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-based Compensation." This Statement establishes an alternative fair value-based method of accounting for all employee stock compensation plans in addition to the intrinsic value-based method. The Registrant has elected to continue to use the intrinsic value method as permitted by the Statement. The Registrant has made the necessary disclosures as required by the Statement in its Notes to Consolidated Statements.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

Gross premiums written for 1995 increased over 1994 as follows:

                                   (000's)
Line of Business                1995     1994
----------------------------  --------  -------
    Aviation                  $ 69,076  $56,812
    Non-aviation                31,072   33,840
                              --------  -------
    Gross Premiums Written    $100,148  $90,652
                              ========  =======
    Net Premiums Written      $ 85,540  $73,450
                              ========  =======

Gross premiums written for aviation during 1995 increased by 22% over 1994.
That increase resulted principally from the purchase of the aviation business of Aviation Underwriting Specialists (AUS) during the 1995 first quarter. In addition, there was new business growth. While the rate situation in the aviation insurance sector remained competitive, there was some improvement. Market rates continued to rise during 1995, with more significant increases in the areas of high-valued aircraft hulls and with pilots who are transitioning to larger or more complex aircraft.

Gross premiums written on non-aviation lines were $31.1 million compared to $33.8 million in 1994. The drop in premium was principally attributable to the short-term health business, where there was a reduced level of participation in one profitable short-term health program, along with the discontinuance of another program that was not meeting the Registrant's underwriting objectives. These actions had the effect of reducing earned premium revenues when compared to 1994. The

Registrant plans to continue to build its participation in certain short-term health programs managed by International Group Services (IGS), which it acquired in December of 1994. The Registrant also expects to begin participating late in 1996 on short-term health programs managed by Hinchcliff International (Hinchcliff), a subsidiary acquired in January 1996. IGS and Hinchcliff are third-party administrators and producers of short-term health insurance programs, primarily covering foreign students who temporarily reside in the United States while attending colleges and universities.

Lenders single interest gross premium writings were $16.6 million for 1995 compared to $16.3 million written in 1994. This business principally covers automobile loans and is thereby closely linked to automobile sales, which had a downturn in 1995. Additionally, Matterhorn emphasizes rate discipline and will not write business at what it believes to be an inadequate rate.

Pleasure marine gross premiums written for 1995 were $3.5 million, similar to that of 1994. The Registrant continues to emphasize movement away from coastal exposures, given the frequency of weather-related events over the last several years. The Registrant continues to retain 100% of the pleasure marine business it writes with the exception of reinsurance for catastrophic marine losses.

Net premiums written for all lines of business reflect the business retained by the Registrant after its reinsurance arrangements are considered. Net premiums written increased over 1994 because of the growth in the aviation business. Earned premium revenues of $80.5 million increased over 1994's $75.5 million, consistent with the increase in net premium written.

Commission revenues increased to $7.0 million in 1995 as compared to $6.4 million in 1994, primarily as a result of the IGS acquisition.

Net investment income of $8.5 million was slightly above 1994's $8.2 million, principally due to an increase in average invested assets.

Computer product and service revenues generated by The Wheatley Group, Ltd., a consolidated subsidiary, amounted to $10.2 million compared to $9.2 million for 1994. The revenue increase is principally attributable to an increase in hardware equipment sales.

Realized investment gains and or losses for 1995 and 1994 were nominal.

From a claims standpoint, the net loss ratio for 1995 was 69.1% compared to 61.3% for 1994.

                     Net Loss Ratios
Line of Business     1995        1994
-----------------  --------    --------
    Aviation         68.7%        62.8%
    Non-aviation     70.0%        59.2%
    All Lines        69.1%        61.3%

Net incurred losses and loss adjustment expenses were as follows;

                                 (000's)
    Line of Business         1995      1994
------------------------   -------   -------
    Aviation               $36,575   $27,460
    Non-aviation            19,030    18,850
                           -------   -------
    Net Incurred Losses    $55,605   $46,310
                           =======   =======

Net incurred losses on aviation claims increased compared to 1994. Claim activity on the growing book of higher-valued aircraft was one principal reason for the increase. The Registrant experienced a difficult third quarter from a claims perspective. Historically, that quarter can be volatile since it is the peak season for aircraft and watercraft use. The Registrant incurred several large hull claims during that period. The Registrant did not experience an increase in claims frequency or severity on the liability side. Another reason for the increase in net incurred losses was due to the additional claim activity on the aviation book of business acquired from AUS during the first quarter of 1995.

There were no significant weather-related losses during 1995 or 1994. Additionally, the Registrant did not incur significant losses associated with the "Blizzard of 1996," which occurred shortly after the end of the year.

Commission expense declined to $6.5 million in 1995 compared to $7.2 million in 1994. This decrease is principally attributable to the decline in premiums related to the short-term health plans.

Higher variable interest rates and a slightly higher level of bank borrowings increased interest expense to $4.2 million in 1995 from $3.7 million in 1994.

Selling, general, and administrative expenses for 1995 increased over the prior year, primarily due to the acquisition of the AUS book of aviation business, the acquisition of the IGS business and additional costs incurred with the software business.

Income tax expense decreased to $1.2 million in 1995 from $2.7 million in 1994 as pre-tax earnings were predominantly comprised of non-taxable investment income in relation to income from fully taxable sources, such as underwriting and realized investment gains.

The Registrant's principal subsidiary, AVEMCO Insurance Company, settled its outstanding Proposition 103 matters with the California Department of Insurance during 1995. The Registrant had previously provided for a potential rollback impact in prior years such that the effect on 1995 net earnings of the ultimate settlement was not material.

In summary, increased claims activity in the aviation business and a reduced level of participation in two short-term health programs were the principal factors for the reduced level of earnings when compared to 1994.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993

Gross premiums written for 1994 increased over 1993 as follows:

                                   (000's)
Line of Business               1994      1993
----------------------------  -------  --------
    Aviation                  $56,812  $58,239
    Non-aviation               33,840   24,016
                              -------  -------
    Gross Premiums Written    $90,652  $82,255
                              =======  =======
    Net Premiums Written      $73,450  $62,456
                              =======  =======

Gross premiums written for aviation during 1994 were 2% under the prior year. During 1994, the Registrant strengthened underwriting criteria on certain classes of aviation business to increase its underwriting profitability. Additionally, the Registrant continued to emphasize rate discipline, recognizing that the aviation insurance sector had been engaged in an extremely competitive rate environment for quite some time. The Registrant has been unwilling to write aviation business at what it considers inadequate rates.

Lenders single interest gross premium writings were $16.3 million for 1994, reflecting a 22% increase over that of 1993. Matterhorn's business principally covers automobile loans and is thereby closely linked to automobile sales, which continued to show upward trends in 1994. Additional growth in Matterhorn's business came from the previous acquisition by Matterhorn of KFA, Inc., in Oklahoma.

Gross premiums written for short-term health programs were $13.9 million in 1994 versus $5.8 million for 1993. The Registrant's experience in this market began a number of years ago with the development of the TravMed(R) product for United States citizens traveling abroad. In 1991 a similar product was developed for foreign students studying aviation curriculums in the United States. As an outgrowth of that activity, Brooks-Shettle Company, a consolidated subsidiary, with long-standing involvement in short-term health coverages, established an underwriting and reinsurance program for foreign nationals attending a broader range of studies in American colleges and universities. The Registrant participated as an assuming reinsurer in that business during 1994. Toward the end of 1994, the Registrant acquired certain assets of International Group Services, Inc. This third party administrator had approximately $12.3 million in short-term student health premiums under administration. The Registrant plans to increase its insurance participation in this line of business through the acquisition.

Pleasure marine gross premiums written for 1994 were $3.6 million compared to $4.4 million in 1993. That decline was expected because of the rate increases and the continued movement away from coastal exposures. Prior to 1994, underwriting results were adversely impacted by catastrophes that included Hurricanes Bob and Andrew and a few other coastal storms.

Net premiums written increased over 1993 because of continued growth in the lenders single interest and short-term health lines and increased retention on the pleasure marine line. Earned premium revenues of $75.5 million increased over 1993's $62.7 million, consistent with the increase in net premiums written.

Commission revenues, net of amounts paid to agents, increased over 1993 primarily because of the substantial growth in the lenders single interest and short-term health businesses.

Net investment income of $8.2 million was under 1993's $9.0 million, principally due to a decline in average invested assets. During the 1993 second half, $15 million of equity securities were sold; the proceeds from those sales were used to repurchase a block of the Registrant's common stock.

Computer products and services revenues generated by The Wheatley Group, Ltd., a consolidated subsidiary, amounted to $9.2 million contrasted to $11.1 million for 1993. The revenue decline is principally attributable to a decrease in hardware equipment sales. Software revenues and services increased from $6.1 million in 1993 to $7.8 million in 1994. Wheatley contributed $1.7 million and $1.4 million to pre-tax operating earnings for 1994 and 1993, respectively.

Realized losses on the sale of investments were $248,000 in 1994; realized gains on the sale of investments were $9.6 million in 1993. The majority of the 1993 gains arose from the sale of equity securities.

From a claims standpoint, the net loss ratio for 1994 was 61.3% compared to 66.2% for 1993.

                      Net Loss Ratios
Line of Business     1994         1993
------------------- --------  --------
    Aviation          62.8%     71.1%
    Non-aviation      59.2%     56.1%
    All Lines         61.3%     66.2%


Net incurred losses and loss adjustment expenses were as follows:

                                (000's)
Line of Business             1994      1993
---------------------       -------   -------
    Aviation                $27,460   $30,055
    Non-aviation             18,850    11,447
                            -------   -------
    Net Incurred Loss       $46,310   $41,502
                            =======   =======

Net incurred losses on aviation claims declined compared to 1993. During 1994, the Registrant strengthened underwriting criteria on certain classes of aviation business to increase underwriting profitability. Additionally, the Registrant did not incur any significant weather-related losses. Weather-related losses for 1993, after reinsurance recoveries, amounted to $1.2 million and were principally related to the "Blizzard of 1993" and the "Midwest Flooding." Net incurred losses on the non-aviation lines of business were $18.9 million versus $11.4 million for 1993, principally due to increased claims on the lenders single interest and short-term health lines of business. Those increases are consistent with the premium growth in those businesses during the course of 1994.

Commission expense increased to $7.2 million in 1994, as compared to $5.7 million in 1993. This increase is primarily attributable to the increase in assumed reinsurance business, particularly the short-term health programs.

Higher variable interest rates, coupled with a larger average outstanding debt balance on the Registrant's credit facility, increased interest expense to $3.7 million in 1994 from $2.3 million in 1993. Selling, general, and administrative expenses increased a modest 3% reflecting the Registrant's continuing efforts to attain efficient operating cost structures throughout its various business units. The Registrant also incurred approximately $600,000 in non-recurring advisory expenses related to a share repurchase transaction with GEICO in 1993.

Income tax expense decreased in 1994 to $2.7 million from $4.2 million in 1993, principally as a result of the decline in realized investment gains from 1993's level. Those 1993 gains were taxed at the full 34% tax rate.

Composition of net earnings was as follows:

                                               (000's)
                                            1994     1993
                                          --------  -------
    Operations                            $10,997   $ 8,270
    Realized investment gains (losses)       (164)    6,359
    FASB tax implementation                    --       943
                                          -------   -------
    Net earnings                          $10,833   $15,572
                                          =======   =======

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

The consolidated financial statements and notes to the consolidated financial statements of the Registrant and subsidiaries on pages 45 through 64, and the Independent Auditors' Report on page 65 are incorporated herein.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

DIRECTORS OF REGISTRANT

The following table lists certain information with respect to the Registrant's directors:


                               Other Positions and Offices with the Registrant,
                               Principal Occupation, Business Experience During
Name, Age, and Year            Past Five Years and Other Directorships in Public    Term
First Served as a Director     Companies                                           Expires
--------------------------------------------------------------------------------------------
H. Lowell Davis (a)(c)(d)      Vice Chairman and Director, Potomac Electric         1997
Age:  64                       Power Company.  Former Chief Financial Officer
Director since 1985            of that company.

Paul J. Hanna (a)(c)           Until retirement in 1986, Vice Chairman and          1997
Age: 81                        Director, GEICO Corporation.
Director since 1980

Steven A. Markel (b)(d)        Vice Chairman, Markel Corporation; Director:         1997
Age:  48                       Fairfax Financial Holdings, Ltd. (Canada);
Director since 1994            Director: Morden & Helwig Group, Inc. (Canada);
                               Director: S&K Famous Brands, Inc.

Michael Collins (a)(b)(d)      President, Michael Collins Associates                1998
Age:  66                       (consulting firm); Trustee: National Geographic
Director since 1986            Society; Former Astronaut; Vice President,
                               Washington Operations of LTV Aerospace and Defense
                               Company (1980-85).

John F. Shettle, Jr. (c)       President and Chief Executive Officer of the         1998
Age:  42                       Registrant; Chairman, Eastern Aviation & Marine
Director since 1993            Underwriters, Inc., a subsidiary of the Registrant;
                               Board member and officer of various other
                               subsidiaries of the Registrant.

                               Other Positions and Offices with the Registrant,
                               Principal Occupation, Business Experience During
Name, Age, and Year            Past Five Years and Other Directorships in Public    Term
First Served as a Director     Companies                                           Expires
--------------------------------------------------------------------------------------------
Rachel B. Trinder (b)(d)       Attorney; partner with law firm of Zuckert, Scoutt   1998
Age:  42                       & Rasenberger LLP since 1985; associate from
Director since 1996            1978-1985.

William P. Condon (a)(c)       Chairman of the Board of Directors of the            1999
Age:  59                       Registrant; Chairman of the Boards of various
Director since 1973            subsidiaries of the Registrant; Chief Executive
                               Officer of the Registrant until March 1, 1997.

Arnold H. Johnson (a)(c)       Until retirement in 1982, Chairman of the Board      1999
Age:  79                       of Directors and Chief Executive Officer of the
Director since 1965            Registrant  and Chairman of the Boards of its
                               subsidiaries.

Thomas J. Schwab (b)(c)        Attorney; partner with law firm of Wald,             1999
Age:  69                       Harkrader and Ross until 1984; Secretary of the
Director since 1987            Registrant until April 1987.

   (a) Member of the Executive Committee
   (b) Member of the Audit Committee
   (c) Member of the Investment Committee
   (d) Member of the Compensation and Stock Option Committee

The Board of Directors of the Registrant met six times during 1996. In addition, the Registrant has the following standing committees of the Board:

 . EXECUTIVE COMMITTEE. The Executive Committee has the authority to act during intervals between meetings of the Board of Directors and to exercise all powers of the Board except those reserved to the Board by statute, the Certificate of Incorporation or Bylaws. It also functions to advise the Board on all matters pertaining to Board nominations and membership. The Executive Committee will not consider nominations for Board membership from shareholders. The Committee met two times during 1996.

 . AUDIT COMMITTEE. The Audit Committee, composed entirely of outside directors, serves as a liaison between the Board and the Registrant's auditors, to discuss with the auditors before their examination its scope and approach, and to discuss with them after their examination the results of the audit.
   The Committee met three times in 1996.

 . INVESTMENT COMMITTEE. The Investment Committee serves to review the investment policy and investment guidelines of the Registrant, and makes recommendations to the Board of Directors. The Committee met four times during 1996.

 .  COMPENSATION AND STOCK OPTION COMMITTEE. The Compensation and Stock Option
   Committee is responsible for recommendations to the Board in decisions affecting compensation to employees, including salaries of officers and allocation of awards under the Executive Performance Compensation Plan, and is responsible for the awarding of stock options under the Registrant's stock option plans. The Committee met two times in 1996.

All directors attended at least 75 percent of the meetings of the Board and Committees of which they were members.

The Registrant's current arrangement for compensation of directors is that those directors who are not employees of the Registrant, or a subsidiary, receive an annual retainer of $18,000. For each Board and Executive Committee meeting attended, non-employee members receive $1,200 ($1,400 for the Chairman of the Executive Committee). For all other Committee meetings attended, members receive $900 ($1,000 if Chairman of the Committee). The Registrant also reimburses directors for travel expenses incurred in attending meetings.

The Registrant has a plan whereby non-employee directors may defer their annual retainer fees until age 70-1/2 or until their service with the Board terminates. The Registrant also has a consulting plan for directors, pursuant to which directors retiring from the Board after age 65 and after at least ten years of service on the Board may continue to receive between 50% and 100% of the annual retainer (but not the per meeting fees) they would receive as active directors, the percentage depending on years of active service as a director. The fee at the 50% level would be payable for a minimum of 10 years of active service on the Board, 75% for a minimum of 15 years of active service, and 100% fee for a minimum of 20 years of active service.

Arnold H. Johnson also serves as consultant to the Registrant under the terms of a consulting agreement which provides for payments of an annual consulting fee of $37,000. All payments under the agreement are deferred for five years from the time earned, and such deferrals accrue interest at the rate of 8% per annum. The agreement may be terminated prior to its May 1, 1997, expiration by either party for cause, upon 90 days' notice.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding executive officers of the Registrant. Each officer holds such office until the next annual election of officers, which is held at the first meeting of the Board of Directors after the annual meeting of shareholders, and until his/her successor is elected.

In conjunction with the signing of the "Agreement," referred to in Part I, Item 1, Business, Recent Development, William P. Condon, Chairman of the Board and Chief Executive Officer of AVEMCO, stepped down as Chief Executive Officer of AVEMCO effective March 1, 1997. He will continue as Chairman of the Board of AVEMCO until the merger is consummated. Effective March 1, 1997, John F. Shettle, Jr., President of AVEMCO, assumed the additional duties of Chief Executive Officer of AVEMCO.

William P. Condon, 59, has been Chairman of the Board of the Registrant since 1982, and until March 1, 1997, was also Chief Executive Officer. He was President and Chief Operating Officer of the Registrant from 1973 until May 1994. He also is, or has served as, Chairman of the Board, a director and/or an officer of various subsidiaries of the Registrant, having been employed by the Registrant, or one or more of its subsidiaries, since 1961.

John F. Shettle, Jr., 42, has been President and Chief Operating Officer of the Registrant, since 1994, and has been a director of the Registrant since July 1993. As of March 1, 1997, he has also been Chief Executive Officer. He was Executive Vice President of the Registrant from 1991 until May 1994. He was Senior Vice President-Business Development and Planning of the Registrant from 1988 through May 1991. He was President of Eastern Aviation and Marine Underwriters, Inc., a wholly-owned subsidiary of the Registrant, from the Registrant's acquisition of that subsidiary in 1983 to 1987. He also is, or has served as, a director and/or an officer of various subsidiaries of the Registrant.

John R. Yuska, 52, has been Senior Vice President and Chief Financial Officer of the Registrant since 1988. He was Vice President-Finance of the Registrant from 1986 through 1987, and Treasurer of the Registrant from 1978 through 1985. He also is, or has served as, a director and/or an officer of various subsidiaries of the Registrant, having been employed by the Registrant since 1978.

Thomas H. Chero, 46, has been Senior Vice President-Legal of the Registrant since 1988 and Corporate Secretary of the Registrant since 1987. He was Vice President-Legal of the Registrant from 1986 through 1987. He also is, or has served as, a director and/or an officer of various subsidiaries of the Registrant, having been employed by the Registrant, or one or more of its subsidiaries, since 1976.

Thomas L. Hudson, 48, has been Vice President-Business Development of the Registrant since 1994. He was elected President of MEDEX Assistance Corporation, a wholly-owned subsidiary of the Registrant, in 1995. Mr. Hudson was previously a Partner with the law firm of Venable, Baejter and Howard, having been employed there from 1977 until 1994, when he left to join the Registrant.

John E. Sweeney, 46, has been Vice President-Marketing since 1993. He was Assistant Vice President-Sales from 1987 through 1992, and has been employed by the Registrant, or one or more of its subsidiaries, since 1974.

Jon R. Harden, 41, has been Vice President-Sales since 1993. He was Assistant Vice President-Sales from February 1989 through 1992, and has been employed by the Registrant, or one or more of its subsidiaries, since 1981.

Thomas E. Lentz, 38, has been Treasurer of the Registrant since 1988. He also is an officer of various subsidiaries of the Registrant, having been employed by the Registrant, or one or more of its subsidiaries, since 1985.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

Section 16 of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers, directors and persons who own greater than 10% of a registered class of the Registrant's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and New York Stock Exchange. Based on a review of the Forms 3, 4, and 5 it has received, and/or on written representations from certain reporting persons that no Form 5 was required for them, the Registrant believes that all Section 16 filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons with the following exceptions which were reported on Form 5 by each individual for the year ended 1996:

 . Arnold H. Johnson, director, gifted 2,300 shares of AVEMCO common stock in one transaction on February 14, 1994.

 . John Sweeney, Vice President-Marketing, sold 300 shares of AVEMCO common stock in one transaction on September 1, 1996.

ITEM 11.  EXECUTIVE COMPENSATION
-------

The following table sets forth the annual and long-term compensation for the Registrant's Chief Executive Officer and the four highest-paid executive officers, as well as all other compensation paid or awarded to each such individual for the Registrant's last three fiscal years.

                                   SUMMARY COMPENSATION TABLE
                                                                      Long-Term
                                                                     Compensation
                                                                     ------------
                                                                        Awards
                                                                        ------
 Name and                                   Annual Compensation       Securities     All Other
 Principal                               ------------------------     Underlying    Compensation
 Position                       Year     Salary($)  Bonus($)/(1)/   Options/SARs(#)  ($)/(2)/
-------------------------------------------------------------------------------------------------
William P. Condon               1996     400,000          192,000               0      7,071
Chairman of the Board           1995     390,000           92,000               0      6,382
Age: 59                         1994     390,000          155,000           7,500     10,237

John F. Shettle, Jr.            1996     165,000           89,000               0      6,027
President and Chief             1995     157,000           43,000               0      5,338
Executive Officer               1994     145,500           76,000           5,000      9,193
Age:  42

John R. Yuska                   1996     134,000           68,000               0      6,585
Senior Vice President and       1995     128,000           30,000               0      5,896
Chief Financial Officer         1994     123,000           61,000           3,000      9,409
Age:  52

Thomas H. Chero                 1996     105,000           67,000               0      2,544
Senior Vice President -         1995     100,000           31,000               0        522
Legal and Corporate             1994      95,000           58,000           3,000      9,193
Secretary
Age:  46

Thomas L. Hudson                1996     115,000           26,000           8,000      5,423
Vice President -                1995     113,000           13,000           1,000      2,435
Business Development            1994      55,423           12,000           1,000          0
Age:  48
-------------------------------------------------------------------------------------------------

/(1)/"Bonus" consists of Performance Compensation awarded for 1996 performance, but which was paid in early 1997. Similar timing also applies for the previous two years shown.

/(2)/"All Other Compensation" consists of the employer contribution to the defined contribution Profit Sharing Plan and Group Term Life Plan for Messrs. Condon, Shettle, Jr., Yuska, Chero, and Hudson respectively, as follows: (i) Profit Sharing: $5,721, $5,721, $5,721, $2,022, and $4,901;
     (ii) Term Life: $1,350, $306, $864, $522, and $522.

Note: All of the executive officers listed have been with the Registrant, or a subsidiary of the Registrant, for more than five years except Mr. Hudson, who was a partner with the law firm of Venable, Baetjer and Howard, having been employed there from 1977 until 1994, when he left to join the Registrant. Mr. Hudson also serves as President of the Registrant's subsidiary, MEDEX Assistance Corporation.

OPTION/SAR GRANTS

The following table sets forth certain information concerning options/SARs granted during 1996 to the named executives:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                             Individual Grants
----------------------------------------------------------------------           Potential Realizable
                             % of Total                                            Value of Assumed
                             Number of        Options/SARs                       Annual Rates of Stock
                             Securities         Granted     Exercise               Price Appreciation
                             Underlying       to Employees   or Base               for Option Term/(1)/
                            Options/SARs       in Fiscal      Price    Expiration  -------------------
Name                        Granted/(2)/          Year       ($/Sh)       Date      5%($)       10%($)
--------------------------------------------------------------------------------------------------------

William P. Condon                  0               --             --           --          --        --

John F. Shettle, Jr.               0               --             --           --          --        --

John R. Yuska                      0               --             --           --          --        --

Thomas H. Chero                    0               --             --           --          --        --

Thomas L. Hudson               8,000             17.5          15.25   12/12/2006      76,725   194,437
--------------------------------------------------------------------------------------------------------

/(1)/Potential realizable value is the net gain realizable based on an assumption that the price of the Common Stock appreciates at the annual compounded rate shown from the date of grant until the end of the ten-year option term. These numbers are calculated based upon the requirements promulgated by the Securities and Exchange Commission and do not reflect the Registrant's estimate of future stock price growth.

/(2)/Options granted were under the Registrant's Nonstatutory Stock Option Plan and vest at the rate of 25% each year, commencing on the one-year anniversary of the date of grant.

OPTION/SAR EXERCISES AND VALUES

The following table summarizes options/SARs exercised during 1996 and presents the value of unexercised options/SARs held by the named executives at fiscal year end:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                             Number of         Value of Unexercised
                                                       Securities Underlying     In-the-Money/(1)/
                                                     Unexercised Options/SARs     Options/SARs
                          Shares          Value       at Fiscal Year-End (#)   at Fiscal Year-End ($)
                        Acquired on     Realized        Exercisable(E)/          Exercisable(E)/
         Name           Exercise (#)      ($)           Unexercisable(U)         Unexercisable(U)
------------------------------------------------------------------------------------------------------
William P. Condon             -0-           -0-           97,000     E              231,977  E
                                                          13,750     U                7,500  U

John F. Shettle, Jr.          -0-           -0-           58,000     E               85,298  E
                                                           4,000     U                5,000  U

John R. Yuska               11,700        81,409          68,600     E              125,505  E
                                                           2,500     U                3,000  U

Thomas H. Chero               -0-           -0-           44,450     E               14,408  E
                                                           2,500     U                3,000  U

Thomas L. Hudson              -0-           -0-              750     E                1,000  E
                                                           9,250     U                4,000  U
------------------------------------------------------------------------------------------------------

/(1)/In-the-money option value is the fair market share value at fiscal 1996 year-end ($15.625 per share) less the option exercise price times the number of shares.

PROFIT SHARING PLAN

The Registrant has a qualified defined contribution Profit Sharing Plan, which became effective October 1, 1969, and in which substantially all employees of the Registrant and its subsidiaries who have completed a qualifying year of service may participate. The Registrant and its subsidiaries contribute each year 5% of "consolidated net profits before taxes," as defined in the Plan, (but not in excess of 15% of the compensation paid to participating employees during the year), to a trust fund. The Registrant's contribution each year is allocated to active participants on a pro rata basis based upon W-2 compensation for the year (excluding compensation from stock option exercises), subject to individual compensation limits imposed by the federal government ($150,000 for 1996). The entire amount in the Profit Sharing Plan to the employee's credit is distributable to the employee upon retirement or to the employee's designee upon death. Upon withdrawal as a participant prior to retirement, the employee receives amounts contributed by the employee, if any, adjusted for investment results on such amounts, plus 20% of the remaining amount to the employee's credit for each year of employment after the third year of employment, not to exceed 100% of such amount at the end of the seventh year of employment. The total Registrant's contribution to the Profit Sharing

Plan for the year ended December 31, 1996, was $491,000. The Registrant's contribution with respect to the five named executive officers is shown in the Summary Compensation Table.

PENSION PLAN

The Registrant has a noncontributory defined benefit Pension Plan covering substantially all employees of the Registrant and its subsidiaries who have attained age 21 and have completed one year of qualifying service. The Pension Plan, funded through an insurance company, provides for a retirement benefit at age 65, which is integrated with Social Security, based upon the employee's highest five consecutive years average W-2 compensation at the rate of .6% of such five-year average up to "covered compensation" as defined in the Plan plus 1.1% of such five-year average compensation in excess of "covered compensation", all multiplied by years of credited service. W-2 compensation used to calculate an employee's final average compensation was capped by federal law at $150,000 for Plan year 1996, but is indexed for inflation for subsequent plan years. Compensation attributable to the exercise of stock options is not includable for benefit determinations. Vesting for Plan benefits is 100% after five years of service with 0% for less than five years of service.

                              PENSION PLAN TABLE
                              ------------------
                               YEARS OF SERVICE

--------------------------------------------------------------------------------
        Remuneration        15        20        25        30        35
       --------------  -------   -------   -------   -------   -------
       $ 125,000       $18,557   $24,742   $30,928   $37,113   $43,299
         150,000        22,682    30,242    37,803    45,363    52,924
       * 175,000        22,682    30,242    38,803    45,363    52,924
       * 200,000        22,682    30,242    38,803    45,363    52,924
       * 225,000        22,682    30,242    38,803    45,363    52,924
       * 250,000        22,682    30,242    38,803    45,363    52,924
       * 300,000        22,682    30,242    38,803    45,363    52,924
       * 400,000        22,682    30,242    38,803    45,363    52,924
       * 450,000        22,682    30,242    38,803    45,363    52,924
       * 500,000        22,682    30,242    38,803    45,363    52,924
--------------------------------------------------------------------------------

* The 1996 compensation is limited to $150,000 for the benefit determinations. The Registrant does not have a nonqualified or other pension plan that would apply in excess of the remuneration shown.
--------------------------------------------------------------------------------

The pension table shows maximum annual benefits which would be payable for a person retiring in 1996 at age 65 calculated in accordance with the current Plan provisions on a straight life annuity basis, with average earnings shown as "Remuneration".

A retiree's Social Security benefit is integrated into the Plan's step-rate formula and there is no additional reduction to the amount shown in the table as a result of Social Security payments. The

Plan's "covered compensation" level for 1996 utilized in the table was $27,580 for a person retiring at age 65.

For 1996, the Registrant's pension contribution was approximately 1.9% of covered annual payroll of Plan participants covered by the Plan. The amount expended by the Registrant for financial reporting purposes for the Pension Plan is excluded from the Summary Compensation Table because the contribution with respect to a specified person cannot be readily separated or individually calculated by the actuary of the Plan.

The compensation of Messrs. Condon, Shettle, Jr., Yuska, Chero, and Hudson covered by the Pension Plan in 1996 was $493,350, $208,306, $164,864, $136,522,
and $128,522 respectively; however, no compensation in excess of $150,000 is considered in calculating benefits for 1996 for any of these individuals. These amounts are based upon W-2 compensation for 1996 as provided for by the Plan, whereas the Summary Compensation Table includes the executive officers' performance compensation paid early in 1997 for fiscal 1996 work performed, which award will not be included in the Plan computation until 1997. As of December 31, 1996, Messrs. Condon, Shettle, Jr., Yuska, Chero, and Hudson had credited service under the Plan of 35, 13, 19, 20, and 2 years, respectively.

Effective December 31, 1996, the Board approved a curtailment to the Pension Plan. The Registrant currently intends to continue to allow benefits to accrue under the Plan through December 31, 1998, utilizing some of the Plan's excess assets, and then terminate the Plan, allowing participant balances to be rolled over into a 401(k) plan. The Registrant currently intends to convert its Profit Sharing Plan into a 401(k) plan. The Registrant has reserved its right to alter, amend, and/or terminate any of its defined benefits and defined contribution plans at any time as it may see fit, however.

PERFORMANCE COMPENSATION PLAN

Under the Performance Compensation Plan for officers of the Registrant and of its subsidiaries (including executive officers, but excluding the CEO), between 7% and 9% of the Registrant's annual net earnings (as defined in the Plan), in excess of a minimum earnings deductible amount (determined by formula in the Plan), is set aside in a pool each year. No performance compensation may be awarded under the Plan for any year during which a dividend is not paid to the shareholders, and no performance compensation is available for award until after the minimum earnings deductible amount is achieved. Net earnings as defined in the Plan include the Registrant's consolidated profit after tax, but before the allocation of performance compensation under any of the Registrant's performance compensation plans (officer, employee, and CEO plans). The minimum earnings deductible amount is calculated as the product of the weighted average number of the Registrant's common stock and common stock equivalents for the Plan year times the larger of: (i) one-third the average of the Registrant's consolidated earnings per share as reported to the shareholders for the immediately preceding three Plan years, or, (ii) the per share amount calculated in (i), for any Plan year after 1973, prior to the current Plan year, if greater than the current Plan year's per share amount. For 1996, 47 officers participated in and received awards under the Plan.

STOCK OPTION PLANS

The Registrant's Nonstatutory Stock Option (NSO) Plan, adopted in 1990, authorizes the grant from time to time of NSOs on the Registrant's Common Stock to eligible employees, up to a total of 375,000 shares. 8,000 NSOs were granted to one named executive officer for 1996 performance out of a total of 45,600 NSOs awarded during the year. As of March 1, 1997, NSOs representing 356,400 shares of Common Stock were outstanding. The Plan is administered by the Compensation and Stock Option Committee of the Registrant's Board of Directors, which Committee determines which employees are to be granted NSOs and the number of shares covered by the award. Any employee of the Registrant or a subsidiary who owns less than 10% of the Registrant's outstanding Common Stock may be granted an NSO.

The exercise price of shares covered by NSOs must be 100% of the fair market value of such shares on the date of grant. The NSO exercise period is determined by the Committee, but may not exceed ten years from the date of grant. NSOs are not exercisable during the first year after grant, and the Plan states that NSOs may provide that only a portion of the shares covered by an NSO may be exercisable during each year after the first year after grant. Option vesting is normally over a four-year period (25% per year), but the Committee may reduce or extend the period from between one and ten years. There are exceptions to the rules on exercise pertaining to such matters as reorganization, mergers, and changes of control of the Registrant.

The Registrant had an Incentive Stock Option (ISO) Plan which expired in December 1992 with respect to new grants. ISOs representing 387,300 shares of Common Stock were outstanding as of March 1, 1997.

Neither the NSO nor the ISO Plan provides for the issuance of SARs, nor does the Registrant have a separate SAR Plan. Any reference to "Options/SARs" herein is to options granted under the stock option plans.

EMPLOYMENT CONTRACTS

1. EXECUTIVE OFFICERS (OTHER THAN THE CHIEF EXECUTIVE OFFICER). Executive officers are under written contract with the Registrant for their employment services. Such contracts provide for a fixed salary subject to annual review for potential increase. In addition, such contracts provide that such officers are eligible to participate in the Performance Compensation Plan and Stock Option Plans described elsewhere herein. No award is guaranteed under any such plan and such plans may be modified or terminated by the Board of Directors at any time. While the employment agreements generally cover terms from one to three years, each of them is terminable by either the officer or the Registrant upon 30 to 90 days' written notice, with or without cause. After the effective date of termination by either party, no additional compensation is payable regardless of the term. On December 31, 1996, the employment agreements of Messrs. Chero, Shettle, Jr., and Yuska expired and the parties are under no written employment agreements with the Registrant as of the date hereof.

    In order to be eligible to participate in the Performance Compensation Plan and Stock Option Plans, executive officers must agree not to compete with the Registrant for two years after employment is terminated. This noncompete applies if employment is terminated by the executive officer for any reason, or by the Registrant for cause. The agreements also provide that in the event of a change of control of the Registrant, being the acquisition of 40% or more of the Registrant's voting stock by another entity and its affiliates, not approved by two-thirds of the directors who are not affiliated with the party attempting to change control ("disinterested directors"), the two-year noncompete does not apply. In the event of such a change in control of the Registrant, stock option awards also become fully vested and exercisable as provided for in the Plans.

2. CHIEF EXECUTIVE OFFICER. Mr. Condon is employed under written contract with the Registrant which was entered into in 1993 and expires on December 31, 1997. It provides for a fixed base annual salary subject to annual review for potential increase and/or the addition of other compensation as may be deemed appropriate by the Board of Directors. Mr. Condon's salary for 1996 was $400,000. In addition, such contract provides for an annual performance compensation of 2% of net earnings above a minimum earnings deductible amount calculated as set forth in the agreement. Net earnings and the minimum earnings deductible amount are calculated for the purposes of the agreement in the same manner as described in the Performance Compensation Plan for officers. The contract provides that Mr. Condon's total compensation from salary and performance compensation for any calendar year is limited to one million dollars, but it also provides that the Board, in its sole discretion, may award some or all of the additional performance compensation that would cause total compensation to exceed one million dollars, whether tax deductible or not. Mr. Condon also participates in the Registrant's stock option plans.

    The employment agreement provides for termination by Mr. Condon upon 180 days' notice, with or without cause, or by the Registrant upon breach by Mr. Condon of his obligations under the agreement or for cause. In addition, the Registrant may terminate his services at any time if it agrees to pay him the base salary and annual performance compensation he would otherwise have been entitled to receive had the contract not been terminated. In this event, the noncompetition provision described below would apply during the remainder of the term.

    The agreement contains a two-year noncompetition provision which the Board of Directors may elect to invoke subsequent to the expiration of the Agreement provided it gives at least 12 months' prior notice and agrees to continue to pay Mr. Condon one-half of his base salary during that two-year period. The Board may also invoke this provision if Mr. Condon elects to terminate prior to expiration.

    The contract also has a provision that, in the event of a change of control of the Registrant of more than 30% of the Registrant's outstanding voting stock that is not approved by two-thirds of the disinterested directors (as described above), Mr. Condon may elect to terminate the contract upon 30 days' written notice, in which event the two-year noncompete would not apply and Mr. Condon would receive such salary and performance compensation as he would otherwise be entitled to receive for the remaining term. In the event of a change in control of the Registrant of 40% or more of the Registrant's voting stock by another entity and its affiliates that is not approved by two-thirds of the disinterested directors, stock option awards also become fully vested and exercisable as provided for in the Plans. The Registrant elected in 1996 to invoke Mr. Condon's noncompete for a two-year period commencing December 31, 1997, the date his employment agreement expires.

    On March 1, 1997, Mr. Condon stepped down as Chief Executive Officer, but remains as the Chairman of the Board. Mr. John F. Shettle, Jr., President, assumed the additional office of Chief Executive Officer. AVEMCO on such date also agreed to transfer to Mr. Condon certain programs currently in the concept stage, which do not involve any of AVEMCO's current business activities, and related items, subject to the agreement not to compete and a first right of refusal with respect to insurance products related to such programs.

3. CHIEF EXECUTIVE OFFICER AND EXECUTIVE OFFICERS. All employees of the Registrant, including executive officers, whether under written employment contract or not, are eligible to participate in the Registrant's group life, health, disability, and retirement programs, including the AVEMCO Corporation Pension Plan (defined benefit plan) and the AVEMCO Corporation Profit Sharing Plan (defined contribution plan) according to the terms of those plans. Both retirement plans are described elsewhere herein.

COMPENSATION COMMITTEE INTERLOCKS AND/OR INSIDER PARTICIPATION.  None

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

1. EXECUTIVE OFFICERS (OTHER THAN CHIEF EXECUTIVE OFFICER "CEO"). The cash compensation of executive officers consists of annual salary and performance compensation, pursuant to a contract (described elsewhere herein) which each executive officer has with the Registrant.

    SALARIES. The salaries of executive officers are based upon the officer's current position(s) in the Registrant and the officer's responsibilities. Prior experience in the executive's field, as well as with the Registrant, is also taken into consideration. The Committee, in establishing salary recommendations, also looks at prevailing salaries of executive officers of other companies, particularly insurance companies, having comparable positions, but in making those comparisons it takes into consideration the fact that the Registrant's compensation policy since adoption of the Performance Compensation Plan (initially adopted as the Executive Bonus Plan in 1974) has been that performance compensation should constitute a significant portion of total cash compensation of the Registrant's executive officers. Accordingly, salaries are generally set at levels that are substantially less than what total compensation, including performance compensation, is expected to be.

    With respect to annual salary adjustments including those made for 1996, the Committee gives substantial consideration to the recommendations of the CEO and considers each executive officer's salary in relationship to certain factors, including the officer's prior year's salary, prior years' salary increases, changes in the cost of living, changes in responsibilities, and how such officer was rated by the CEO and by other officers in an annual superior and peer review evaluation process that has been utilized by the Registrant for many years. The Committee does not use any specific corporate performance measures or weighting, and determination is therefore largely subjective in nature.

    PERFORMANCE COMPENSATION. The Committee's initial role in setting performance compensation, which constitutes a significant portion of total cash compensation, is to recommend to the Board of Directors the percentage of from 7% to 9% of net earnings as defined in the Plan in excess of the Plan's formula earnings deductible (which earnings deductible was $3,561,000 for 1996) to be used to create the performance compensation pool. For 1996, the percentage recommended by the Committee to the Board, and accepted by the Board, was 9%, which resulted in a performance compensation pool from 1996 earnings of $843,000 for the 47 officer participants. This compares to $413,000 for 46 participants in 1995, at which time the percentage was also 9%.

    In determining the percentage of net earnings comprising the pool each year, the Committee, pursuant to the terms of the Plan, considers certain factors including net earnings, return on equity, the Registrant's Common Stock dividend and its market price over time, the number of participants in the Plan (the Plan covers generally all officers of the Registrant, excluding the CEO, and its subsidiaries and not just executive officers), the total compensation of participants, both base and performance, compensation for comparable employees in other firms, particularly insurance-related firms, market and economic conditions, cycles of the Registrant's business, and employee morale. In determining individual awards and, in particular, awards to the executive officers from such pool, the Committee considers a proposal given to it by the CEO for allocating the pool, and also considers each executive's duties and responsibilities, total compensation, evaluations by both the CEO and by the executive officer's superiors and peers, contributions to the financial success of the Registrant, and years of service. While the Committee looks at the factors set forth, its determination is largely subjective in nature.

    STOCK OPTIONS. The Committee administers the Registrant's stock option plans. Its policy has been to utilize the benefits it believes accrue to the Registrant and its stockholders by the grant of stock options to executive officers and others. All stock options require that the underlying Common Stock be purchased at 100% of its market value on the grant date of the options, and no exercise price of an outstanding option has ever been lowered. The Committee determines the number of options to be granted each year, taking into consideration the amount of stock available under the stock option plans, as well as the general performance criteria described elsewhere with respect to performance compensation. The CEO's recommendations as to the allocation of stock options among executive officers, which takes into consideration an evaluation of each executive's contribution to the Registrant's overall performance, as well as the evaluation given to the executive under the annual superior and peer review process referred to above, are normally accepted by the Committee. As with performance compensation, while the Committee looks at these factors, its determination is largely subjective in nature, except that a numerical superior and peer evaluation score cutoff is used by the Committee, below which no stock option awards are made. For 1996, awards were principally targeted toward participants who received fewer awards in the past, particularly in light of the relatively low level of options remaining in the Plan for award. Accordingly, only one named executive officer was awarded stock options for 1996.

2. CHIEF EXECUTIVE OFFICER. The cash compensation of the Chief Executive Officer consists of an annual salary and an annual performance compensation of 2% of defined net earnings in excess of a minimum earnings level, pursuant to a contract (previously described) which Mr. Condon has with the Registrant.

    SALARY. In recommending Mr. Condon's salary increase, if any, to the Board, the Committee considers his past salary, past salary increases, salaries of CEOs of comparable insurance companies, the cost of living, and the Registrant's net earnings. As it does in setting the percentage under the Performance Compensation Plan for executives, the Committee considers the performance of the Registrant, in absolute terms and relative to its competitors, how it considers the CEO has dealt with competitive factors compared with other CEOs in the industry, and how shareholders have fared. It also considers the CEO's performance in planning for ways of enhancing the future earnings and value of the Registrant. The Committee does not use any specific corporate performance measures or weighting, but return on equity is given significant consideration. Determination is thus largely subjective in nature.

    For 1996, based upon these factors, the Committee chose not to increase Mr. Condon's salary above its 1995 level.

    PERFORMANCE COMPENSATION. Pursuant to the terms of the Registrant's contract with Mr. Condon, described under "Employment Contracts", Mr. Condon's performance compensation is determined strictly by formula based upon earnings, except when total compensation from salary and performance compensation would exceed one million dollars. Since it did not for 1996, the Committee made no additional decisions regarding Mr. Condon's performance compensation.

    STOCK OPTIONS. The Committee determines the stock options to be awarded to Mr. Condon. It considers the same factors that are utilized in its review for salary increase. While the Committee looks at these factors, its determination is largely subjective in nature. For 1996, the Committee chose to principally target awards to participants who received fewer options in the past, particularly in light of the relatively low level of options remaining in the Plan for award. Accordingly, no award was made to Mr. Condon for 1996.

    3.GENERAL CONSIDERATIONS. Salary recommendations for each year are made prior to the beginning of the year, while performance compensation and stock options awards are determined at the end of the year and are based on the financial and other results for that year. Accordingly, changes in salaries do not necessarily coincide with changes in performance compensation or stock option awards.

    The Committee's approach to executive compensation as described above has been in effect for many years. The Committee believes that this approach, which blends the objective determinations, such as formulas and peer and superior evaluations, with the subjective determinations described above, provides a flexibility that is in the best interests of the Registrant and its shareholders.

                         The Compensation and Stock Option Committee


                         H. Lowell Davis, Chairman
                         Michael Collins
                         Steven A. Markel
                         Rachel B. Trinder

               COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
                  AMONG AVEMCO CORPORATION, THE S&P 500 INDEX
                 AND THE S&P PROPERTY-CASUALTY INSURANCE INDEX

                            CUMULATIVE TOTAL RETURN
                                   (dollars)
--------------------------------------------------------------------------
          Company/Index       12/91     12/92   12/93  12/94  12/95  12/96
----------------------------  -----     -----   -----  -----  -----  -----
AVEMCO Corporation..........    100        95      78     66     70     71
S&P 500.....................    100       108     118    120    165    203
S&P Property-Casualty Ins...    100       112     115    121    163    199

* $100 invested on 12/31/91 in stock or Index, including reinvestment of dividends.
  Fiscal year ending December 31.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

PRINCIPAL SHAREHOLDERS

The following table sets forth information based upon the records of the Registrant and filings with the Securities and Exchange Commission with respect to each beneficial owner of more than 5% of the Registrant's outstanding voting stock as of March 1, 1997.

                          Name and Address of           Amount and Nature of     Percent
 Title of Class            Beneficial Owner             Beneficial Ownership    of Class
----------------  -----------------------------------  -----------------------  ---------
Common Stock      Vanguard/PRIMECAP Fund, Inc.               650,000 shares(1)       7.8%
                  P.O. Box 2600
                  Valley Forge, PA 19482

Common Stock      Markel Corporation and Subsidiaries        855,500 shares(2)      10.2%
                  4551 Cox Road
                  Glen Allen, VA 23060

Common Stock      David L. Babson & Co., Inc.                580,650 shares(3)       6.9%
                  One Memorial Drive
                  Cambridge, MA  02142



/(1)/ Vanguard/PRIMECAP Fund, Inc. reported that it has sole voting power and shared dispositive power over 650,000 shares of Common Stock of the Registrant.

/(2)/ Markel Corporation reported that it has sole voting power and sole dispositive power over 855,500 shares of Common Stock of the Registrant through its ownership and control of various subsidiaries of Markel which hold the stock directly.

/(3)/ David L. Babson & Co., Inc. reported that it is an investment advisor with sole dispositive power over 580,650 shares of Common Stock of the Registrant with sole voting power over 385,350 of those shares and shared voting power over the remaining 195,300 shares.

MANAGEMENT OWNERSHIP

The following is a table showing the shares of the Registrant's Common Stock beneficially owned as of March 1, 1997, by each director and nominee, each of the executive officers named below, and directors and officers of the Registrant as a group.

                                                 Name of                   Amount           Percent
            Title of Class                  Beneficial Owner               Owned            of Class
---------------------------------------  -----------------------  ------------------------  --------
Common Stock                             Michael Collins            9,000 shares                  *
Common Stock                             William P. Condon        235,804 shares/(1)(4)/         2.7
Common Stock                             H. Lowell Davis            9,507 shares                  *
Common Stock                             Paul J. Hanna             25,950 shares/(5)/             *
Common Stock                             Arnold H. Johnson         81,950 shares                  *
Common Stock                             Steven A. Markel           5,000 shares/(3)/             *
Common Stock                             Thomas J. Schwab           8,751 shares/(2)/             *
Common Stock                             John F. Shettle, Jr.     174,641 shares /(1)(4)/        2.0
Common Stock                             Rachel B. Trinder            200 shares                  *
Common Stock                             Thomas H. Chero           46,900 shares/(1)/             *
Common Stock                             Thomas L. Hudson           1,086 shares/(1)/             *
Common Stock                             John R. Yuska             98,451 shares/(1)(4)/         1.1

All Directors and Officers as a Group                             744,737 shares(6)              8.7
(15 in number)                                                    =======                        ===

* less than 1%

/(1)/ Includes shares of Common Stock which as of March 1, 1997, were subject to outstanding stock options exercisable within 60 days, held by the named executive officers as follows: Condon 67,000, Shettle, Jr. 43,000, Yuska 53,600, Chero 44,450, and Hudson 750.

/(2)/ Includes 814 shares owned by Mr. Schwab's wife.

/(3)/ Mr. Markel's shares do not include 855,500 shares owned by Markel
      Corporation and subsidiaries, of which Mr. Markel is Vice Chairman. Mr. Markel disclaims beneficial ownership of these shares.

/(4)/ Includes shares of Common Stock held by the AVEMCO Corporation Profit
      Sharing Trust that each of the following individuals who serve as Trustee are deemed to own indirectly by virtue of being a beneficiary of the Trust, calculated on the basis of his proportional beneficial interest in the Trust, as follows: Condon 39,061, Shettle, Jr. 6,216, Yuska 13,151. The Trust holds 297,500 shares in the aggregate, over which the three Trustees share voting and dispositive power.

/(5)/ Includes 450 shares owned by the Hanna Foundation Trust.

/(6)/ Includes 255,250 shares of Common Stock which as of March 1, 1997, were subject to outstanding stock options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------


(A) (1) INDEX TO FINANCIAL STATEMENTS                                   PAGE

December 31, 1996 and 1995:
     Consolidated Balance Sheets.....................................    45

For the Years Ended December 31, 1996, 1995 and 1994:

     Consolidated Statements of Income...............................    47
     Consolidated Statements of Stockholders' Equity.................    48
     Consolidated Statements of Cash Flows...........................    49
     Notes to Consolidated Financial Statements......................    50

Independent Auditors' Report.........................................    65

(A) (2) INDEX TO FINANCIAL STATEMENT SCHEDULES

AVEMCO Corporation and Subsidiaries:

     Schedule I - Summary of Investments - Other than
       Investments in Related Parties................................    66

     Schedule II - Condensed Financial Information of Registrant.....    67

     Schedule V - Valuation and Qualifying Accounts..................    71

AVEMCO Insurance Company and Subsidiaries:

     Schedule IV - Reinsurance.......................................    72

     Schedule VI - Supplemental Information Concerning
       Property-Casualty Insurance Operations........................    73

All other schedules are omitted as the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   (CONT.)

(A) (3) EXHIBITS

Number                 Description                              Reference
------                 -----------                              ---------
 .   Plan of acquisition, reorganization,
    ------------------------------------
    arrangement, liquidation or succession............  Exhibit 1 to Form 8-K filed
    --------------------------------------              March 6, 1997, incorporated herein
                                                        by reference

 .   Articles of Incorporation and Bylaws
    ------------------------------------
    3.1 Articles of Incorporation, as amended.........  Exhibit 3.1 to AVEMCO
                                                        Corporation's Annual Report on
                                                        Form 10-K for the year ended
                                                        December 31, 1989, and
                                                        incorporated herein by reference.

    3.2 Bylaws, as amended...........................   Exhibit 3.2 to AVEMCO Corporation's
                                                        Annual Report on Form 10-K for the
                                                        year ended December 31, 1989, and
                                                        incorporated herein by reference.

 .   Instruments Defining the Rights of Security
    -------------------------------------------
    Holders, Including Indentures
    -----------------------------
    4.1 Specimen certificate representing
        the common stock, $.10 par value.............   Exhibit 4.1 to AVEMCO
                                                        Corporation's Annual Report on
                                                        Form 10-K for the year ended
                                                        December 31, 1989, and
                                                        incorporated herein by reference.

 .   Voting Trust Agreement............................            N/A
    ----------------------

 .   Material Contracts
    ------------------
    10.1 Incentive stock option plan, as amended......  Exhibit 28.A. to Form S-8
                                                        Registration Statement, File
                                                        No. 33-22520, and incorporated
                                                        herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   (CONT.)

Number                 Description                              Reference
------                 -----------                              ---------
    10.2 Non-statutory stock option plan.............   Exhibit 10.2 to AVEMCO
                                                        Corporation's Annual Report on
                                                        Form 10-K for the year ended
                                                        December 31, 1990, and
                                                        incorporated herein by reference.

    10.3 Management contracts:

         . Five most highly compensated executive officers:

           a. Chairman and Chief Executive Officer...   Exhibit 10.3.a to AVEMCO
                                                        Corporation's Annual Report on
                                                        Form 10-K for the year ended
                                                        December 31, 1993, and
                                                        incorporated herein by reference.

           b. President and Chief Operating Officer..   Exhibit 10.3.b to AVEMCO
                                                        Corporation's Annual Report on
                                                        Form 10-K for the year ended
                                                        December 31, 1994, and
                                                        incorporated herein by reference.

           c. Senior Vice President and
              Chief Financial Officer................                 Page 75

           d. Senior Vice President - Legal..........                 Page 89

           e. Vice President - Business Development .   Exhibit 10.3.e to AVEMCO
                                                        Corporation's Annual Report on
                                                        Form 10-K for the year ended
                                                        December 31, 1995, and
                                                        incorporated herein by reference.

        .   Directors:

           f. Consulting agreement...................   Exhibit 10.3.f to AVEMCO
                                                        Corporation's Annual Report on
                                                        Form 10-K for the year ended
                                                        December 31, 1992, and
                                                        incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   (CONT.)

Number                 Description                              Reference
------                 -----------                              ---------
           g. Deferred compensation
              agreement..............................   Exhibit 10.2.g to AVEMCO
                                                        Corporation's Annual Report on
                                                        Form 10-K for the year ended
                                                        December 31, 1989, and
                                                        incorporated herein by reference.

    10.4 Executive Performance Compensation Plan......  Exhibit 10.4 to AVEMCO
                                                        Corporation's Annual Report on
                                                        Form 10-K for the year ended
                                                        December 31, 1992, and
                                                        incorporated herein by reference.
        . Statement Regarding Computation of Per
          --------------------------------------
          Share Earnings
          --------------

          11.1 Computation/Statement.................             Page 103

        . Statement Regarding Computation of Ratios                   N/A
          -----------------------------------------

        . Annual Report to Security Holders, Form
          ---------------------------------------
          10-Q or Quarterly Reports to Shareholders                   N/A
          -----------------------------------------

        . Letter Regarding Change in Accounting
          -------------------------------------
          Principles.................................                 N/A
          ----------

        . Previously Unfiled Documents................                N/A
          ----------------------------

        . Subsidiaries of the Registrant
          ------------------------------
          21.1 Organizational chart...................            Page 104

        . Published Report Regarding Matters
          ----------------------------------
          Submitted to Vote to Security Holders                       N/A
          -------------------------------------

        . Consent of Experts and Counsel
          ------------------------------
          23.1 Accountants' Consent                               Page 105

        . Power of Attorney                                           N/A
          -----------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   (CONT.)

Number                 Description                              Reference
------                 -----------                              ---------

        . Information from Reports Furnished to
          -------------------------------------
          State Regulatory Authorities                                N/A
          ----------------------------

        . Additional Exhibits
          -------------------
          None

    (B) Reports on Form 8-K
        -------------------
        Letter of Intent..............................  AVEMCO Corporation Report on
                                                        Form 8-K filed January 22, 1997.

        Agreement and Plan of Reorganization..........  AVEMCO Corporation Report on
                                                        Form 8-K filed March 6, 1997, and
                                                        Exhibit 1 thereto.

    (C) See 14 (a)

    (D) See 14 (a)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AVEMCO Corporation

By: /s/ William P. Condon                /s/ John F. Shettle, Jr.
   ----------------------------------   -------------------------------
   William P. Condon                    John F. Shettle, Jr.
   Director and Chairman of the Board   Director, President, and Chief
   Date: March 25, 1997                 Executive Officer
        -----------------------------   Date: March 25, 1997
                                             --------------------------

   /s/ John R. Yuska
   ----------------------------------
   John R. Yuska
   Senior Vice President and
   Chief Financial Officer
   Date: March 25, 1997
         ----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael Collins             /s/ Paul J. Hanna                 /s/ Thomas J. Schwab
--------------------------      ------------------------------    -----------------------------
Michael Collins                 Paul J. Hanna                     Thomas J. Schwab
Director                        Director                          Director
Date: March 25, 1997            Date: March 25, 1997              Date: March 25, 1997
      --------------------            ------------------------          -----------------------

/s/ William P. Condon           /s/ Arnold H. Johnson             /s/ John F. Shettle, Jr.
--------------------------      ------------------------------    -----------------------------
William P. Condon               Arnold H. Johnson                 John F. Shettle, Jr.
Director and Chairman           Director                          Director, President, and
of the Board                    Date: March 25, 1997              Chief Executive Officer
Date: March 25, 1997                  ------------------------    Date: March 25, 1997
      --------------------                                              -----------------------

/s/ H. Lowell Davis             /s/ Steven A. Markel              /s/ Rachel B. Trinder
--------------------------      ------------------------------    -----------------------------
H. Lowell Davis                 Steven A. Markel                  Rachel B. Trinder
Director                        Director                          Director
Date: March 25, 1997            Date: March 25, 1997              Date: March 25, 1997
      --------------------            ------------------------          -----------------------

AVEMCO CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1996 and 1995

Assets                                                                          1996                 1995
--------------------------------------------------------------          ------------         ------------
Investments (note 2):
Fixed maturities,
  at fair value (amortized cost $109,177,000;
  $107,068,000 in 1995).......................................          $112,828,000         $112,136,000
Equity securities, at fair value (cost $10,953,000;
  $20,199,000 in 1995)........................................            10,817,000           22,524,000
Short-term investments, at cost which approximates
   fair value.................................................            25,593,000           14,884,000
                                                                        ------------         ------------
    Total investments.........................................           149,238,000          149,544,000

Cash..........................................................             5,959,000            3,466,000

Receivables:
Premiums......................................................            21,267,000           16,406,000
Reinsurance recoverable (note 9)..............................             9,503,000           14,292,000
Other, net....................................................             8,341,000            8,231,000
                                                                        ------------         ------------
    Total receivables.........................................            39,111,000           38,929,000

Deferred policy acquisition costs.............................             6,071,000            5,511,000

Prepaid reinsurance premiums (note 9).........................             5,913,000            5,178,000

Property and equipment, at cost, less accumulated
depreciation (note 3).........................................             7,886,000            8,051,000

Other assets, net.............................................             3,488,000            3,123,000
                                                                        ------------         ------------
    Total assets..............................................          $217,666,000         $213,802,000
                                                                        ============         ============

See accompanying notes to consolidated financial statements.


Liabilities and Stockholders' Equity                                         1996               1995
--------------------------------------------------------------       ------------       ------------
Liabilities:
Unpaid losses and loss adjustment expenses (note 4)...........       $ 43,227,000       $ 42,305,000
Unearned premiums.............................................         37,201,000         32,363,000
Accounts payable, accrued expenses, and other liabilities.....         17,797,000         16,009,000
Ceded reinsurance premiums payable............................          1,549,000          5,047,000
Deferred income tax liabilities (note 6)......................            653,000          1,352,000
Debt (note 7).................................................         56,667,000         54,967,000
                                                                     ------------       ------------
    Total liabilities.........................................        157,094,000        152,043,000
                                                                     ------------       ------------

Stockholders' Equity (notes 2, 5, 7, and 10):
Preferred stock, par value, $10.00 per share;
  500,000 shares authorized; none issued......................                 --                 --
Common stock, par value, $.10 per share;
  20,000,000 shares authorized; 11,565,811 issued;
  11,551,161 in 1995..........................................          1,157,000          1,155,000
Additional paid-in capital....................................         19,140,000         18,293,000
Net unrealized appreciation on investments....................          2,320,000          4,879,000
Foreign currency translation adjustments......................           (218,000)          (182,000)
Retained earnings.............................................         94,843,000         88,184,000
                                                                     ------------       ------------
                                                                      117,242,000        112,329,000

Less treasury stock, 3,301,741 shares in 1996 and
  2,901,741 in 1995, at cost..................................        (56,670,000)       (50,570,000)
                                                                     ------------       ------------

    Total stockholders' equity                                         60,572,000         61,759,000
                                                                     ------------       ------------

Contingent liabilities (note 9)

    Total liabilities and stockholders' equity                       $217,666,000       $213,802,000
                                                                     ============       ============

AVEMCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31,                            1996          1995           1994
----------------------------------------------  ------------  -------------  -------------
Revenues:
Premiums earned (note 9)......................  $ 86,170,000  $ 80,458,000   $ 75,518,000
Commissions...................................     8,819,000     7,046,000      6,418,000
Net investment income (note 2)................     8,223,000     8,498,000      8,245,000
Computer products and services................     9,913,000    10,188,000      9,185,000
Realized gain (loss) on sale of investments
   (note 2)...................................     3,244,000       575,000       (248,000)
Realized gain on subsidiary sale (note 11)....     3,307,000            --             --
Other revenues................................     8,214,000     6,439,000      5,472,000
                                                ------------  ------------   ------------
   Total revenues.............................   127,890,000   113,204,000    104,590,000
                                                ------------  ------------   ------------
Expenses:
Losses and loss adjustment expenses
   (notes 4 and 9)............................    62,866,000    55,605,000     46,310,000
Commissions (note 11).........................     7,092,000     6,513,000      7,159,000
Interest (note 7).............................     3,827,000     4,224,000      3,725,000
Cost of computer hardware sold................     1,442,000     1,961,000      1,032,000
Selling, general and administrative expenses..    36,701,000    35,799,000     32,825,000
                                                ------------  ------------   ------------
   Total expenses.............................   111,928,000   104,102,000     91,051,000
                                                ------------  ------------   ------------
Earnings before income taxes..................    15,962,000     9,102,000     13,539,000
Income taxes (note 6):
Current provision.............................     3,054,000     1,287,000      2,679,000
Deferred provision (benefit)..................       620,000      (103,000)        27,000
                                                ------------  ------------   ------------
   Total income taxes.........................     3,674,000     1,184,000      2,706,000
                                                ------------  ------------   ------------
   Net earnings...............................  $ 12,288,000  $  7,918,000   $ 10,833,000
                                                ============  ============   ============
Earnings per common and common
equivalent share (note 10):
   Net earnings...............................         $1.45          $.90          $1.20
                                                ============  ============   ============
Weighted average number of common
 and common equivalent shares.................     8,478,393     8,845,857      9,019,322
                                                ============  ============   ============


See accompanying notes to consolidated financial statements.

AVEMCO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1996



                                                                     NET
                                   COMMON STOCK                  UNREALIZED       FOREIGN
                             ---------------------- ADDITIONAL   APPRECIATION/    CURRENCY                               TOTAL
                               SHARES        PAR      PAID-IN   (DEPRECIATION)  TRANSLATION   RETAINED    TREASURY    STOCKHOLDERS'
                               ISSUED       VALUE     CAPITAL   ON INVESTMENTS  ADJUSTMENTS   EARNINGS      STOCK         EQUITY
                             ----------  ---------- ----------- --------------  -----------  ------------ ----------- --------------

Year ended December 31,
 1994
Balance at beginning of
 year......................  11,534,861  $1,153,000 $18,136,000  $   284,000     $(169,000)   $77,381,000 $(42,855,000) $53,930,000
Net earnings...............          --          --          --           --            --     10,833,000           --   10,833,000
Dividends declared ($.44
 per share)................          --          --          --           --            --     (3,929,000)          --   (3,929,000)

Cumulative net unrealized
 appreciation on
  fixed maturities at
   January 1, 1994.........          --          --          --    4,922,000            --             --           --    4,922,000
Change in net unrealized
 appreciation
  (depreciation) on
   investments.............          --          --          --   (6,048,000)           --             --           --   (6,048,000)

Exercise of common stock
 options...................       8,500       1,000      70,000           --            --             --           --       71,000
Repurchase of common stock.          --          --          --           --            --             --   (4,133,000)  (4,133,000)

Foreign currency
 translation adjustments...          --          --          --           --       (36,000)            --           --      (36,000)

                             ----------   ---------   ---------   ----------   -----------    -----------   ----------  -----------
Balance at end of year.....  11,543,361   1,154,000  18,206,000     (842,000)     (205,000)    84,285,000  (46,988,000)  55,610,000
                             ----------   ---------   ---------   ----------   -----------    -----------   ----------  -----------
Year ended December 31,
 1995
Net earnings...............          --          --          --           --            --      7,918,000           --    7,918,000
Dividends declared ($.46
 per share)................          --          --          --           --            --     (4,019,000)          --   (4,019,000)

Change in net unrealized
 appreciation on
  investments..............          --          --          --    5,721,000            --             --           --    5,721,000
Exercise of common stock
 options...................       7,800       1,000      87,000           --            --             --           --       88,000
Repurchase of common stock.          --         --           --           --            --             --   (3,582,000)  (3,582,000)

Foreign currency
 translation adjustments...          --         --           --           --        23,000             --           --       23,000
                             ----------   ---------   ---------   ----------   -----------    -----------   ----------  -----------
Balance at end of year.....  11,551,161   1,155,000  18,293,000    4,879,000      (182,000)    88,184,000  (50,570,000)  61,759,000
                             ----------   ---------   ---------   ----------   -----------    -----------   ----------  -----------
Year ended December 31,
 1996
Net earnings...............          --          --          --           --            --     12,288,000           --   12,288,000
Dividends declared ($.48
 per share)................          --          --          --           --            --     (4,022,000)          --   (4,022,000)

Change in net unrealized
 appreciation on
  investments........                --          --          --   (2,559,000)           --             --           --   (2,559,000)

Issuance of common stock...     120,000      12,000     913,000           --            --             --           --      925,000
Exercise of common stock
 options...................      14,650       2,000     124,000           --            --             --           --      126,000
Repurchase of common stock.          --          --          --           --            --             --   (7,909,000)  (7,909,000)

Retirement of treasury
 stock.....................    (120,000)    (12,000)   (190,000)          --            --     (1,607,000)   1,809,000           --
Foreign currency
 translation adjustments...          --          --          --           --       (36,000)            --           --      (36,000)

                             ----------   ---------   ---------   ----------   -----------    -----------   ----------  -----------
Balance at end of year.....  11,565,811  $1,157,000 $19,140,000  $ 2,320,000     $(218,000)   $94,843,000 $(56,670,000) $60,572,000
                             ==========  ========== ===========  ===========   ===========    =========== ============  ===========


See accompanying notes to consolidated financial statements.

AVEMCO CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,                                     1996           1995           1994
-------------------------------------------------------  -------------  -------------  -------------
OPERATING ACTIVITIES:
Net earnings                                             $ 12,288,000   $  7,918,000   $ 10,833,000
Adjustments to reconcile net earnings to cash
flows from operating activities:
 Depreciation and amortization                              1,679,000      1,604,000      1,348,000
 Deferred tax expense (benefit)                               620,000       (103,000)        27,000
 Realized (gain) loss on sale of investments               (3,244,000)      (575,000)       248,000
 Realized (gain) loss on sale of property
   and equipment                                             (128,000)        14,000         (4,000)
 Realized gain on sale of subsidiary                       (3,307,000)            --             --
 Change in:
  Receivables                                                 (22,000)    (1,994,000)     5,329,000
  Deferred policy acquisition costs                          (560,000)      (589,000)        70,000
  Prepaid reinsurance premiums                               (735,000)       254,000      1,626,000
  Unpaid losses and loss adjustment expenses                  922,000      1,103,000     (4,577,000)
  Unearned premiums                                         4,838,000      5,362,000     (3,737,000)
  Ceded reinsurance premiums payable                       (3,498,000)      (484,000)    (1,617,000)
  Accounts payable, accrued expenses and other             (3,071,000)    (1,448,000)     2,249,000
                                                         ------------   ------------   ------------
  Net cash flows provided from operating
    activities                                              5,782,000     11,062,000     11,795,000
                                                         ------------   ------------   ------------
INVESTMENT ACTIVITIES:
Proceeds from sale of fixed maturities                     20,934,000     23,318,000     22,747,000
Proceeds from redemption of fixed maturities                9,288,000     13,227,000     13,036,000
Proceeds from sale of equity securities                    22,991,000     14,692,000      7,711,000
Purchase of fixed maturities                              (38,372,000)   (45,225,000)   (26,673,000)
Purchase of equity securities                             (10,729,000)    (5,181,000)   (14,270,000)
Net purchase of short-term investments                    (10,709,000)    (4,614,000)    (1,494,000)
Proceeds from sale of subsidiary                           13,957,000             --             --
Proceeds from sale of property and equipment                  185,000          9,000         11,000
Purchase of property, equipment, and long-term assets        (728,000)    (1,867,000)    (2,699,000)
                                                         ------------   ------------   ------------
   Net cash flows provided from (used by)
     investment activities                                  6,817,000     (5,641,000)    (1,631,000)
                                                         ------------   ------------   ------------
FINANCING ACTIVITIES:
Proceeds from borrowings                                   44,000,000     11,700,000     12,700,000
Principal payments on debt                                (42,300,000)   (11,333,000)   (12,600,000)
Proceeds from exercise of common stock options                125,000         88,000         71,000
Dividends to stockholders                                  (4,022,000)    (4,019,000)    (3,929,000)
Repurchase of common stock                                 (7,909,000)    (3,582,000)    (4,133,000)
                                                         ------------   ------------   ------------
   Net cash flows used by financing activities            (10,106,000)    (7,146,000)    (7,891,000)
                                                         ------------   ------------   ------------
Net increase (decrease) in cash                             2,493,000     (1,725,000)     2,273,000
Cash, beginning of year                                     3,466,000      5,191,000      2,918,000
                                                         ------------   ------------   ------------
Cash, end of year                                        $  5,959,000   $  3,466,000   $  5,191,000
                                                         ============   ============   ============

See accompanying notes to consolidated financial statements.

AVEMCO CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1996, 1995 and 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of AVEMCO Corporation and all of its subsidiaries ("the company"). All material intercompany accounts and transactions have been eliminated in consolidation.

     The company's insurance subsidiaries underwrite aviation and other specialty insurance products. Non-aviation lines include lenders single interest, short-term health and pleasure marine. The insurance service businesses complement the insurance operations and are concentrated in claims management, specialty insurance administration, reinsurance brokerage, worldwide emergency assistance, and software systems for the property/casualty insurance industry.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(B)  INSURANCE PREMIUMS AND COMMISSIONS
     Premiums on insurance policies written are recognized, net of ceded premiums, principally on a monthly pro rata basis over the terms of individual policies. Commissions on reinsurance are included in the computation of deferred policy acquisition costs and thereby are partially deferred (see note 1(e)).

(C)  COMPUTER PRODUCTS AND SERVICES
     Revenue from custom software products is recognized using the percentage of completion method of accounting. Other software contracts are recognized when delivery has occurred, other remaining vendor obligations are no longer significant, and collectibility is probable. Computer hardware is recognized when delivery has occurred. Maintenance support is recognized pro rata over the term of the maintenance agreement.

(D)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES
     The liability for insurance losses is determined by aggregating the estimated liability on both individually reported and incurred but not reported claims. The liability for adjustment expenses on losses incurred but not settled is determined on the basis of historical experience of adjustment expenses in relation to losses incurred. Estimated amounts of salvage recoverable on paid and unpaid losses are recorded as a reduction of unpaid losses. Claims are continually monitored and management believes that the liability for losses and loss adjustment expenses at December 31, 1996 and 1995, is adequate to cover the ultimate liability. However, such estimates may be more or less than the amount ultimately paid when the claims are settled (see note 4).

(E)  DEFERRED POLICY ACQUISITION COSTS
     Policy acquisition costs (such as premium taxes, commissions paid on reinsurance assumed, and a portion of other underwriting expenses) incurred in the writing of insurance business are deferred and amortized over the terms of the insurance policies. Anticipated losses and loss expenses, based on historical and current experience, are considered in determining the recoverability of deferred acquisition costs.

(F)  INVESTMENTS
     Investments in fixed maturities (bonds and redeemable preferred stock) are considered as available for sale and are carried at fair value, as determined by quoted market prices. The company has the ability to hold all fixed maturity investments until their maturity. However, securities may be sold to take advantage of market and economic conditions or as part of the company's investment strategy. Equity securities (common stock and non-redeemable preferred stock) are classified as available for sale and are carried at fair value, as determined by quoted market prices. Gain or loss on securities transactions are recognized as realized, or when other than temporary declines occur, and are determined by the identified certificate method. Unrealized appreciation or depreciation of equity securities and fixed maturity investments, net of deferred tax effect, if any, are excluded from net earnings and credited or charged directly to stockholders' equity (see note 2).

(G)  DEPRECIATION AND AMORTIZATION
     Property and equipment are depreciated by straight-line and accelerated methods over their useful lives, which range from three years for certain equipment to 45 years for certain buildings. Intangible costs of acquisitions, included in other assets, are amortized on a straight-line basis over their useful lives ranging from three to 15 years.

(H)  INCOME TAXES
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I)  EARNINGS PER SHARE
     Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. Outstanding common stock options, when dilutive, are considered to be common stock equivalents for the purpose of this calculation. The weighted average number of common and common equivalent shares has been impacted by the company's continuing common stock repurchase program implemented in 1987.

(2)  INVESTMENTS

The following summarizes the amortized cost, unrealized gains and losses, and fair value of investments in fixed income securities at December 31, 1996, 1995, and 1994. Bonds consist primarily of debt securities issued by states and political subdivisions.

                                Unrealized
-------------------------------------------------------------------------------
                         Amortized
                           Cost               Gains       Losses     Fair Value
                    --------------------  ------------  ----------   ----------
December 31, 1996:
Bonds                      $101,117,000    $3,910,000  $  309,000  $104,718,000
Redeemable
 preferred stocks             8,060,000        81,000      31,000     8,110,000
                           ------------    ----------  ----------  ------------
Total                      $109,177,000    $3,991,000  $  340,000  $112,828,000
                           ============    ==========  ==========  ============

December 31, 1995:
Bonds                      $102,376,000    $5,219,000  $  276,000  $107,319,000
Redeemable
 preferred stocks             4,692,000       145,000      20,000     4,817,000
                           ------------    ----------  ----------  ------------
Total                      $107,068,000    $5,364,000  $  296,000  $112,136,000
                           ============    ==========  ==========  ============

December 31, 1994:
Bonds                      $ 96,114,000    $2,830,000  $2,794,000  $ 96,150,000
Redeemable
 preferred stocks             8,487,000        10,000     158,000     8,339,000
                           ------------    ----------  ----------  ------------
Total                      $104,601,000    $2,840,000  $2,952,000  $104,489,000
                           ============    ==========  ==========  ============

The amortized cost and estimated fair value of fixed income securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                           December 31, 1996
                      --------------------------
                        Amortized       Fair
      Maturity            Cost         Value
--------------------  ------------  ------------
Less than one year    $  3,344,000  $  3,356,000
1 to 3 years             6,215,000     6,366,000
3 to 5 years            12,519,000    12,881,000
5 to 10 years           45,986,000    47,661,000
Over 10 years           41,113,000    42,564,000
                      ------------  ------------
   Total              $109,177,000  $112,828,000
                      ============  ============

  The company has $7,268,000 of fixed income securities at December 31, 1996, pledged with regulators and treasurers of various states and the Canadian national government for protection of its policyholders and creditors as required by various state and Canadian national government insurance regulations.

The following summarizes the cost, unrealized gains and losses, and fair value of investments in equity securities at December 31, 1996, 1995, and 1994:

                                         Unrealized
                      ------------------------------------------------
                         Cost        Gains       Losses    Fair Value
                      -----------  ----------  ----------  -----------
December 31, 1996:
Common stocks         $        --  $       --  $       --  $        --
Preferred stocks       10,953,000     122,000     258,000   10,817,000
                      -----------  ----------  ----------  -----------
    Total             $10,953,000  $  122,000  $  258,000  $10,817,000
                      ===========  ==========  ==========  ===========

December 31, 1995:
Common stocks         $ 6,158,000  $2,609,000  $   14,000  $ 8,753,000
Preferred stocks       14,041,000     243,000     513,000   13,771,000
                      -----------  ----------  ----------  -----------
    Total             $20,199,000  $2,852,000  $  527,000  $22,524,000
                      ===========  ==========  ==========  ===========

December 31, 1994:
Common stocks         $ 6,871,000  $  371,000  $  180,000  $ 7,062,000
Preferred stocks       15,912,000       6,000   1,361,000   14,557,000
                      -----------  ----------  ----------  -----------
    Total             $22,783,000  $  377,000  $1,541,000  $21,619,000
                      ===========  ==========  ==========  ===========

Below are the changes, as reflected in stockholders' equity, in net unrealized appreciation (depreciation) in fair value, net of applicable income taxes, of investments in fixed maturities and equity securities for the years ended December 31, 1996, 1995, and 1994:

                                          1996         1995          1994
                                      ------------  -----------  ------------
  Fixed maturities                    $  (936,000)  $3,419,000   $(4,995,000)
  Equity securities                    (1,623,000)   2,302,000    (1,053,000)
                                      -----------   ----------   -----------
  Net change for year                  (2,559,000)   5,721,000    (6,048,000)
  Cumulative net unrealized
   appreciation on fixed matu-
   rities at January 1, 1994                   --           --     4,922,000
  Net unrealized appreciation,
   beginning of year                    4,879,000     (842,000)      284,000
                                      -----------   ----------   -----------
  Net unrealized appreciation
   (depreciation), end of year        $ 2,320,000   $4,879,000   $  (842,000)
                                      ===========   ==========   ===========

Net investment income consists of the following for the years ended December 31, 1996, 1995, and 1994:

                                 1996         1995          1994
                              -----------   ----------   -----------
Fixed maturities              $ 6,616,000   $6,496,000   $ 7,125,000
Equity securities                 984,000    1,225,000       998,000
Short-term investments          1,083,000    1,177,000       522,000
                              -----------   ----------   -----------

Gross investment income         8,683,000    8,898,000     8,645,000
Investment expenses              (460,000)    (400,000)     (400,000)
                              -----------   ----------   -----------

Net investment income         $ 8,223,000   $8,498,000   $ 8,245,000
                              ===========   ==========   ===========

Realized gains (losses), before taxes, on the sale of investment securities are as follows for the years ended December 31, 1996, 1995, and 1994:

                                  1996       1995       1994
                               ----------  --------  ----------

Fixed maturities               $  230,000  $382,000  $(147,000)
Equity securities               3,014,000   193,000   (101,000)
                               ----------  --------  ---------
Net realized gains (losses)    $3,244,000  $575,000  $(248,000)
                               ==========  ========  =========

Proceeds from the sale and redemption of fixed income securities during 1996, 1995, and 1994, were $30,222,000, $36,545,000, and $35,783,000, respectively.
Gross gains of $523,000, $492,000, and $452,000 in 1996, 1995, and 1994,
respectively, and gross losses of $293,000, $110,000, and $599,000, in 1996, 1995, and 1994, respectively, were realized from these transactions.

(3)  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996  and 1995, consist of the following:

                                          1996          1995
                                      ------------  ------------

Buildings and improvements            $ 6,583,000   $ 6,128,000
Furniture, fixtures, and equipment      9,841,000     9,819,000
                                      -----------   -----------
                                       16,424,000    15,947,000
Less accumulated depreciation          (8,538,000)   (7,896,000)
                                      -----------   -----------

Property and equipment, net           $ 7,886,000   $ 8,051,000
                                      ===========   ===========

For the years ended December 31, 1996, 1995, and 1994, depreciation expense was $1,284,000, $1,221,000, and $1,091,000, respectively.

(4)  UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table presents the net liability for unpaid losses and loss adjustment expenses as originally estimated at December 31, 1987 through 1996, the cumulative amounts paid with respect to the liability for each subsequent year, the re-estimated liability at each subsequent year-end, the resulting development of original liability estimates for 1987 through 1995, and supplemental gross unpaid losses and loss adjustment expense information.

                                1987         1988         1989         1990         1991
                             -----------  -----------  -----------  -----------  -----------
Net unpaid losses and loss
 adjustment expenses         $41,170,000  $37,846,000  $38,955,000  $33,146,000  $24,957,000
Cumulative paid losses and
 loss adjustment expenses:
   One year later             20,932,000   17,689,000   17,145,000   16,350,000   14,137,000
   Two years later            26,950,000   25,364,000   26,118,000   22,766,000   17,524,000
   Three years later          29,483,000   30,043,000   30,015,000   24,516,000   21,791,000
   Four years later           31,463,000   32,107,000   30,671,000   27,415,000   23,063,000
   Five years later           32,538,000   31,822,000   33,300,000   27,969,000   23,952,000
   Six years later            31,844,000   33,580,000   33,803,000   28,373,000
   Seven years later          33,485,000   33,862,000   34,128,000
   Eight years later          33,739,000   33,940,000
   Nine years later           33,801,000

Net unpaid losses and loss
 adjustment expenses
 re-estimated as of:
   One year later             37,447,000   36,147,000   36,145,000   27,373,000   23,624,000
   Two years later            36,000,000   35,483,000   32,946,000   27,728,000   24,066,000
   Three years later          34,884,000   34,013,000   33,464,000   27,904,000   23,886,000
   Four years later           33,817,000   34,531,000   33,458,000   28,277,000   24,061,000
   Five years later           34,365,000   34,106,000   33,958,000   28,384,000   24,443,000
   Six years later            33,985,000   34,178,000   34,092,000   28,669,000
   Seven years later          34,069,000   34,050,000   34,401,000
   Eight years later          33,927,000   34,179,000
   Nine years later           34,039,000
Net cumulative redundancy
 (deficiency)                $ 7,131,000  $ 3,667,000  $ 4,554,000  $ 4,477,000  $   514,000
                             ===========  ===========  ===========  ===========  ===========

                                                    1992         1993         1994          1995         1996
                                                 -----------  -----------  -----------  ------------  -----------
Net unpaid losses and loss
 adjustment expenses                             $26,663,000  $29,958,000  $31,137,000  $32,933,000   $35,349,000
Cumulative paid losses and
 loss adjustment expenses:
   One year later                                 12,263,000   16,897,000   20,786,000   22,216,000
   Two years later                                19,262,000   22,805,000   27,052,000
   Three years later                              21,298,000   25,676,000
   Four years later                               22,557,000
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later

Net unpaid losses and loss
 adjustment expenses
 re-estimated as of:
   One year later                                 24,299,000   27,011,000   29,989,000   31,799,000
   Two years later                                22,903,000   27,535,000   31,520,000
   Three years later                              22,949,000   28,614,000
   Four years later                               23,284,000
   Five years later
   Six years later
   Seven years later
   Eight years later
   Nine years later
Net cumulative redundancy (deficiency)          $  3,379,000 $  1,344,000  $  (383,000) $ 1,134,000
                                                ============ ============  ============ ===========

                                                          1994          1995         1996
                                                       -----------  -----------  -----------
Gross unpaid losses and loss adjustment
 expenses..........................................    $41,202,000  $42,305,000  $43,227,000
Reinsurance recoverable on unpaid losses
and loss adjustment expenses.......................     10,065,000    9,372,000    7,878,000
                                                       -----------  -----------  -----------
Net unpaid losses and loss adjustment
 expenses..........................................    $31,137,000  $32,933,000  $35,349,000
                                                       ===========  ===========  ===========
Re-estimated gross unpaid losses and loss adjustment
 expenses..........................................    $39,067,000  $38,997,000
Re-estimated reinsurance recoverable on unpaid
losses and loss adjustment expenses................      7,547,000    7,198,000
                                                       -----------  -----------
Re-estimated net unpaid losses and loss adjustment
 expenses..........................................    $31,520,000  $31,799,000
                                                       ===========  ===========
Gross cumulative redundancy........................    $ 2,135,000  $ 3,308,000
                                                       ===========  ===========

The development of unpaid losses and loss adjustment expenses refers to the difference between original estimates for unpaid losses and loss adjustment expenses and the re-evaluation of these estimates in subsequent years as loss payments are made and open claims adjusted to reflect current information. Redundant or favorable development occurs when original estimates are higher than subsequently indicated, whereas deficient development occurs when original estimates are lower than subsequently indicated.

The following table sets forth a reconciliation of beginning and ending net unpaid losses and loss adjustment expenses and additional supplemental gross unpaid loss and loss adjustment expense information. Net unpaid losses and loss adjustment expenses reflect unpaid losses and loss adjustment expenses after reinsurance arrangements have been considered.

                                                   Years Ended December 31,
                                           --------------------------------------
                                              1996          1995          1994
                                           -----------   ------------  ----------
Net unpaid losses and loss adjustment
 expenses, beginning of year............. $32,933,000   $31,137,000   $29,958,000
                                          -----------   -----------   -----------
Losses and loss adjustment expenses:
 Provision for insured events of
   the current year......................  64,000,000    56,753,000    49,257,000
 Decrease in provision for insured
   events of prior years.................  (1,134,000)   (1,148,000)   (2,947,000)
                                          -----------   -----------   -----------
    Total losses and loss adjustment
      expenses...........................  62,866,000    55,605,000    46,310,000
                                          -----------   -----------   -----------
Payments:................................
 Losses and loss adjustment expenses
   attributable to insured events of
   the current year......................  38,234,000    33,023,000    28,234,000
 Losses and loss adjustment expenses
   attributable to insured events of
   prior years...........................  22,216,000    20,786,000    16,897,000
                                          -----------   -----------   -----------
    Total payments.......................  60,450,000    53,809,000    45,131,000
                                          -----------   -----------   -----------
Net unpaid losses and loss adjustment
 expenses, end of year...................  35,349,000    32,933,000    31,137,000
Reinsurance recoverable on unpaid
 losses and loss adjustment expenses,
 end of year.............................   7,878,000     9,372,000    10,065,000
                                          -----------   -----------   -----------
Gross unpaid losses and loss adjustment
 expenses, end of year................... $43,227,000   $42,305,000   $41,202,000
                                          ===========   ===========   ===========

(5)  STOCK OPTIONS

The stockholders approved a 375,000 share non-statutory stock option plan in 1991 and a 1,350,000 share incentive stock option plan in 1982. Both plans are administered by the Compensation and Stock Option Committee of the Board of Directors.

Under the non-statutory stock option plan, options may be granted to employees to purchase shares of the company's common stock. Options are granted at the fair market value on the date of the grant and, generally, expire ten years from the date of grant. Generally, options cannot be exercised earlier than one year after the date on which granted and become exercisable at a rate of 25% per year provided, however, that an option may be exercised in full in the event of, among other things, a change in control of the company.

The incentive stock option plan expired December 1992 and no additional grants can be made under this plan. Major provisions are similar to the non-statutory stock option plan, except that upon the exercise of an option, an incentive stock option participant agrees not to voluntarily terminate emloyment without the consent of the company for a period of at least two years from the date of such exercise. The actual options that any participant may annually receive or exercise, including any that may be accelerated due to a change in control, are limited, however, to the maximum amount allowable under the Internal Revenue Code.

The following table summarizes stock option activity under these plans for the years ended December 31, 1996, 1995, and 1994:

                                    1996                              1995                         1994
                       -------------------------------  ------------------------------  ------------------------------
                                           Weighted-                        Weighted-                       Weighted-
                                            Average                          Average                         Average
                                           Exercise                         Exercise                        Exercise
                          Shares            Price            Shares           Price         Shares            Price
                       -------------  ----------------  ---------------  -------------  ---------------  ---------------
Outstanding at
  beginning of year      899,300           $  17.19         910,025        $  17.18         877,925         $ 17.33
Granted                   45,600              15.25           9,000         16.4375          51,000           13.625
Exercised                (14,650)              8.54          (7,800)          11.15          (8,500)           8.42
Cancelled                (61,850)             20.02         (11,925)          20.10         (10,400)          19.51
                     ------------                           -------                         -------
Outstanding at
   year-end              868,400           $  17.03         899,300        $  17.19         910,025         $ 17.18
                     ============                           =======                         =======
Exercisable at
  year-end               769,650           $  17.03         747,200        $  16.67         629,725         $ 16.07
                     ============                           =======                         =======

The fair value of options granted during 1996, 1995, and 1994 were $4.69, $4.91, and $5.39, respectively.

Outstanding options at December 31, 1996, consist of the following:

                                   Options Outstanding                     Options Exercisable
                    -----------------------------------------------   -----------------------------
Range of                Number      Weighted-Avg.                         Number
Exercise             Outstanding     Remaining        Weighted-Avg     Exercisable   Weighted-Avg.
 Prices              at 12/31/96   Contractual Life  Exercise Price    at 12/31/96  Exercise Price
---------------------------------------------------------------------------------------------------
$10.00-13.99            234,075         1.94          $  11.95         215,075          $ 11.80
 14.00-17.99            407,575         3.84             16.12         355,675            16.22
 18.00-21.99             52,600         6.92             18.50          39,250            18.50
$22.00-26.00            174,150         5.25             25.55         159,650            25.53
                       --------                                        -------
                        868,400         3.80          $  17.03         769,650         $  17.03
                       ========                                        =======

The intrinsic value method was applied in accounting for stock option activity. Accordingly, no compensation cost is recognized in the consolidated statements of income. Had compensation cost been determined consistent with the fair value method, the proforma net earnings and earnings per share impact, if any, would have been immaterial.

(6)  INCOME TAXES

The following is a reconciliation of the expected federal income tax rate with the company's effective tax rate on earnings:

                                                  1996          1995         1994
                                               -----------  ------------  -----------
   Expected tax rate                                 35.0%         35.0%        35.0%
   Effect on tax rate resulting from:
     Tax exempt income on securities                (11.3)        (18.8)       (13.7)
     Allowable dividend exclusion                    (2.0)         (3.7)        (2.3)
     Other                                            1.3            .5          1.0
                                               ----------   -----------   ----------
   Effective tax rate                                23.0%         13.0%        20.0%
                                               ==========   ===========   ==========

Deferred income tax assets and liabilities are comprised of the following at December 31:

                                                          1996          1995         1994
                                                    ----------   -----------   ----------
Deferred income tax assets:
 Discounted unpaid loss and loss adjustment
    expenses                                        $  841,000   $ 1,120,000   $1,059,000
 Unearned premiums reduction                         2,151,000     1,849,000    1,501,000
 California Proposition 103 deferral                   105,000       132,000    1,016,000
 Alternative minimum tax credit carryforwards          653,000       927,000      121,000
 Unrealized depreciation on investments                     --            --      434,000
 Other                                                 172,000       262,000      254,000
                                                    ----------   -----------   ----------
   Gross deferred income tax assets                  3,922,000     4,290,000    4,385,000
                                                    ----------   -----------   ----------
Deferred income tax liabilities:
 Deferred policy acquisition costs                   2,064,000     1,874,000    1,674,000
 Property and equipment                                856,000       859,000      860,000
 Investments                                           459,000       395,000      359,000
 Unrealized appreciation on investments              1,196,000     2,514,000           --
                                                    ----------   -----------   ----------
   Gross deferred income tax liabilities             4,575,000     5,642,000    2,893,000
                                                    ----------   -----------   ----------
   Net deferred income tax assets (liabilities)     $ (653,000)  $(1,352,000)  $1,492,000
                                                    ==========   ===========   ==========

A valuation allowance as of December 31, 1996 and 1995, has not been recognized as it appears more likely than not that the combination of carryback potential and estimated future taxable income should be sufficient to allow for the realization of the deferred income tax assets.

State income taxes, which are included in the current income tax provisions, were $780,000, $405,000, and $395,000 in 1996, 1995, and 1994, respectively.
Federal and state income taxes paid in 1996, 1995, and 1994 were $2,686,000, $944,000, and $2,801,000, respectively.

(7)  DEBT

The company has an unsecured revolving credit facility with a bank that allows it to borrow up to $60,000,000 through April 30, 1997. Interest is payable at the lower of the bank's floating prime rate or the daily London Interbank Offered Rate for three month U.S. dollar deposits (LIBOR) plus 1.45%. The interest rate at December 31, 1996, was 7.08%. The company also has the option, at any time, to convert any portion of the outstanding principal balance of the loan into term notes, which may be amortized over any period not to extend beyond December 31, 2000. Interest would be based on the revolving credit facility's fluctuating rate. However, the company may, at its option, convert the fluctuating rate to a negotiated fixed rate by executing an interest rate swap agreement. The revised credit agreement provides for a commitment fee of one half of 1% per annum of the average daily unused credit. $53,000,000 was drawn under this credit facility at December 31, 1996.

The revised credit facility requires the company to maintain a consolidated net worth, as defined, of $48,895,000. Dividends to stockholders in any one year may not exceed 53% of the prior year's net earnings. Other significant covenants in the credit facility provide for certain limitations on the company's liability to net worth ratio, cash flow to current portion of long term debt, the acquisition, disposition and pledging of assets, incurring of indebtedness, and require its insurance subsidiary to maintain a certain statutory policyholders' surplus and net premium written to policyholders' surplus ratio.

The company also has a $10,000,000 unsecured five-year term loan with a bank. The loan will be repaid in 60 monthly principal installments of $166,667, plus interest. Interest is payable on a fluctuating basis equal to LIBOR plus 1.65%. The company may, however, at its option, convert the fluctuating rate to a negotiated fixed rate by executing an interest rate swap agreement. The interest rate at December 31, 1996, was 7.28%. At December 31, 1996, the outstanding principal amount of the loan was $3,667,000. Principal payments for the next two years ending December 31, 1998, are $2,167,000 in 1997, and $1,500,000 in 1998.

Interest paid on all debt in 1996, 1995, and 1994, was $3,918,000, $4,031,000, and $3,915,000, respectively.

(8)  EMPLOYEE BENEFITS

The company has a non-contributory defined benefit retirement plan covering substantially all employees who meet specified age and service requirements. Benefits are based on years of service, final average compensation and are integrated with the provisions of the Federal Insurance Compensation Act (Social Security), as provided for in the plan. Pension plan assets are primarily invested in immediate participation guaranteed contracts and pooled separate investment accounts of a life insurance company. The company's funding policy is to contribute amounts that meet minimum funding requirements, but which do not exceed the maximum funding limits as currently determined under applicable tax regulations.

Total pension expense (credit) amounted to $(590,000), $512,000, and $430,000 in 1996, 1995, and 1994, respectively. A curtailment gain of $1,044,000 was recognized in 1996 as a result of the company's decision to eliminate certain future service time credits. The following summarizes the plan's status at December 31:

Actuarial present value of pension benefit obligations:

                                              1996          1995          1994
                                          ------------  ------------  ------------
Vested benefit obligation                 $(4,352,000)  $(4,383,000)  $(3,930,000)
Non-vested benefit obligation                (277,000)     (191,000)      (93,000)
                                          -----------   -----------   -----------
Accumulated benefit obligation             (4,629,000)   (4,574,000)   (4,023,000)
Effect of projected future
 compensation increases                      (458,000)   (2,013,000)   (1,414,000)
                                          -----------   -----------   -----------
Projected benefit obligation               (5,087,000)   (6,587,000)   (5,437,000)
Fair value of plan assets                   6,995,000     5,613,000     4,296,000
Unrecognized net prior obligation              53,000       209,000       236,000
Unrecognized prior service cost                27,000       497,000       557,000
Unrecognized net (gain) loss               (1,423,000)      147,000       248,000
                                          -----------   -----------   -----------
Prepaid (accrued) pension cost            $   565,000   $  (121,000)  $  (100,000)
                                          ===========   ===========   ===========

Net periodic pension expense (credit) for the years ended December 31,

                                                  1996           1995          1994
                                                -----------   -----------   -----------
Service cost                                    $   459,000   $   378,000   $   328,000
Interest cost                                       481,000       422,000       376,000
Actual return on plan assets                       (534,000)     (376,000)     (362,000)
Amortization of prior service cost                   21,000        61,000        61,000
Amortization of net prior obligation                 27,000        27,000        27,000
Gain from curtailment                            (1,044,000)           --            --
                                                -----------   -----------   -----------
Net periodic pension expense (credit)           $  (590,000)  $   512,000   $   430,000
                                                ===========   ===========   ===========
Rate assumptions:
                                                  1996           1995          1994
                                                -----------   -----------   -----------
Average discount rate                               8.0%         7.25%          7.5%
Expected long-term rate of return                   8.5%          8.5%          8.5%
Compensation increase rate                          5.0%          5.0%          5.0%

The company also has a trusteed defined contribution profit sharing plan covering substantially all employees who meet specified service requirements. Under the plan, the company contributes 5% of defined net earnings before income taxes. The company's contribution is limited, however, to the maximum amount allowable as a tax deduction under the Internal Revenue Code. For the years ended December 31, 1996, 1995, and 1994, the company's contribution to the plan was $491,000, $420,000, and $709,000 respectively.

(9)  REINSURANCE

In the normal course of business, AVEMCO Insurance Company and subsidiaries, the company's principal insurance subsidiary, assumes and cedes reinsurance as a party to quota share, surplus share, excess of loss, facultative, and catastrophe reinsurance agreements. These reinsurance arrangements are utilized to limit maximum loss, provide greater diversification of risk and to minimize exposures on larger risks. Accounts in the accompanying consolidated statements of income are reflected net of the reinsurance ceded.

A summary of reinsurance activity follows:

                                                        Years Ended December 31,
                                           -------------------------------------------
                                               1996            1995           1994
                                           -------------  -------------  -------------

Direct premiums written                     $ 94,487,000   $ 79,602,000   $ 74,850,000
Assumed premiums written                      12,478,000     20,546,000     15,802,000
Ceded premiums written                       (14,719,000)   (14,608,000)   (17,202,000)
                                            ------------   ------------   ------------

Net premiums written                        $ 92,246,000   $ 85,540,000   $ 73,450,000
                                            ============   ============   ============

Direct earned premiums                      $ 90,093,000   $ 76,218,000   $ 77,521,000
Assumed earned premiums                       12,070,000     18,580,000     16,806,000
Ceded earned premiums                        (15,993,000)   (14,340,000)   (18,809,000)
                                            ------------   ------------   ------------

Net earned premiums                         $ 86,170,000   $ 80,458,000   $ 75,518,000
                                            ============   ============   ============

Losses and loss adjustment expenses         $ 72,607,000   $ 64,418,000   $ 57,668,000
Reinsurance recoveries                        (9,741,000)    (8,813,000)   (11,358,000)
                                            ------------   ------------   ------------

Net losses and loss adjustment expenses     $ 62,866,000   $ 55,605,000   $ 46,310,000
                                            ============   ============   ============

The ceding or transfer of business to reinsurers does not discharge the primary liability of AVEMCO Insurance Company; therefore, the insurance subsidiary is contingently liable for the estimated amounts recoverable from reinsurers should reinsurers be unable to meet their obligations. AVEMCO Insurance Company held $9,285,000 and $8,498,000 of irrevocable letters of credit and other funds from reinsurers at December 31, 1996 and 1995, respectively.

(10)  STOCKHOLDERS' EQUITY AND CAPITAL TRANSACTIONS

The company's stock repurchase program, initially approved by the Board of Directors in October 1987 and subsequently revised to reflect current conditions, allows the company to buy back shares of AVEMCO Corporation common stock from time to time on the open market at prevailing prices and through private block transactions as may become available. At December 31, 1996, the company had repurchased 6,727,380 common shares under the stock repurchase program at prices ranging from $9.75 to $22.00. As a result of the company's stock repurchase program, there were 8,264,070 shares of its common stock outstanding on December 31, 1996.

AVEMCO Insurance Company is restricted on paying dividends, loans, or advances by minimum statutory surplus requirements. In addition, state regulatory restrictions were revised, effective July 1993, to limit the amount of distribution that may be paid without prior approval by regulatory authorities. At December 31, 1996, the maximum dividend payout which could be made during 1997 without prior approval is $7,667,000. During 1996 and 1995, the company received annual dividends of $7,400,000 and $7,200,000, respectively, from the principal subsidiary. These dividends have been eliminated in the accompanying consolidated financial statements.

Policyholders' surplus (stockholder's equity as determined in accordance with statutory accounting practices) of AVEMCO Insurance Company and subsidiaries, at December 31, 1996 and 1995, was $76,669,000 and $73,808,000, respectively.

(11) SUMMARY SUPPLEMENTAL FINANCIAL DATA WITH RESPECT TO INSURANCE SUBSIDIARY

Following are the consolidated financial summaries of the AVEMCO Insurance Company and subsidiaries, which is the principal subsidiary of AVEMCO Corporation.
                   AVEMCO Insurance Company and Subsidiaries
                      Consolidated Summaries of Operations

                                               Years Ended December 31,
                                        ---------------------------------------
                                           1996          1995          1994
                                        ------------  -----------  ------------
Revenues:
 Premiums earned                        $ 86,170,000  $80,458,000  $75,518,000
 Net investment income                     6,638,000    6,988,000    6,952,000
 Commissions on reinsurance ceded          3,969,000    3,586,000    4,624,000
 Realized investment gains (losses)        2,218,000      390,000     (301,000)
 Realized gain on subsidiary sale          3,307,000           --           --
 Other revenues                              145,000      152,000       65,000
                                        ------------  -----------  -----------
Total revenues                           102,447,000   91,574,000   86,858,000
                                        ------------  -----------  -----------

Expenses:
 Losses and loss adjustment expenses      62,866,000   55,605,000   46,310,000
 Commissions                               9,599,000    8,495,000    9,142,000
 Other expenses                           15,179,000   15,882,000   16,480,000
                                        ------------  -----------  -----------
Total expenses                            87,644,000   79,982,000   71,932,000
                                        ------------  -----------  -----------
Earnings before income taxes              14,803,000   11,592,000   14,926,000
Income taxes                               3,705,000    2,426,000    3,251,000
                                        ------------  -----------  -----------
Net earnings                            $ 11,098,000  $ 9,166,000  $11,675,000
                                        ============  ===========  ===========

                   AVEMCO Insurance Company and Subsidiaries
                      Consolidated Summary Balance Sheets

                                                            December 31,
                                              ----------------------------------------
                                                  1996          1995          1994
                                              ------------  ------------  ------------
Assets:
 Investments                                  $125,555,000  $125,399,000  $114,104,000
 Cash                                              895,000        86,000       460,000
 Premiums and other receivables                 28,723,000    23,113,000    17,488,000
 Reinsurance recoverable                         9,503,000    14,292,000    16,903,000
 Deferred policy acquisition costs               6,071,000     5,511,000     4,922,000
 Prepaid reinsurance premiums                    5,913,000     5,178,000     4,924,000
 Other assets                                      183,000       137,000     2,217,000
                                              ------------  ------------  ------------
Total assets                                  $176,843,000  $173,716,000  $161,018,000
                                              ============  ============  ============

Liabilities and Stockholder's Equity:
 Unpaid losses and expenses                   $ 43,227,000  $ 42,305,000  $ 41,202,000
 Unearned premiums                              37,201,000    32,363,000    27,001,000
 Ceded reinsurance payable                       1,549,000     5,045,000     5,503,000
 Other liabilities                               4,208,000     4,977,000     4,855,000
                                              ------------  ------------  ------------
Total liabilities                               86,185,000    84,690,000    78,561,000
Total stockholder's equity                      90,658,000    89,026,000    82,457,000
                                              ------------  ------------  ------------

Total liabilities and stockholder's equity    $176,843,000  $173,716,000  $161,018,000
                                              ============  ============  ============

Policy acquisition costs amortized for the years ended December 31, 1996, 1995, and 1994, were $16,421,000, $14,722,000, and $15,488,000, respectively, which includes $2,782,000, $1,982,000, and $1,983,000 of commission expense paid to affiliates which were eliminated in consolidation.

Net earnings as determined in accordance with statutory accounting practices for AVEMCO Insurance Company and subsidiaries were $10,439,000, $8,098,000, and $11,751,000 for the years ended December 31, 1996, 1995, and 1994, respectively. Net earnings as determined in accordance with statutory accounting practices differ from net earnings as prepared in accordance with generally accepted accounting principles primarily because of deferred policy acquisition costs.

AVEMCO Insurance Company sold its National Assurance Underwriters, Inc., subsidiary during 1996 while retaining all that subsidiary's insurance business. The sale generated a $3.3 million realized gain.

AVEMCO Insurance Company and U.S. Specialty Insurance Company settled their outstanding Proposition 103 matters with the California Department of Insurance during 1995. The company had previously provided for a potential rollback impact in prior years. Refund payments were made in 1996.

(12) SUBSEQUENT EVENT

On January 17, 1997, AVEMCO and HCC Insurance Holdings, Inc., ("HCCH") jointly announced that they had signed a Letter of Intent to merge AVEMCO with a wholly-owned subsidiary of HCCH in a stock-for-stock transaction, with AVEMCO becoming a wholly-owned subsidiary of HCCH. On February 28, 1997, AVEMCO and HCCH jointly announced that the Boards of Directors of AVEMCO and HCCH had executed an Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the terms of the Agreement, each share of AVEMCO's common stock will be exchanged for one share of HCCH's common stock.

The proposed transaction is intended to be accounted for as a pooling of interests and to be a nontaxable exchange to AVEMCO's shareholders. It is subject to various conditions, including receipt of required regulatory approvals and the approval of the transaction by shareholders of both AVEMCO and HCCH. A special shareholders' meeting is anticipated to be held in the second quarter of 1997, and a proxy statement describing the transaction in detail is expected to be submitted to the shareholders shortly. There can be no assurance that the conditions to the proposed merger will be satisfied or that the shareholders will approve the transaction.

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The quarterly results for the three years ended December 31, 1996, are set forth in the following tables:

                                       Earnings (loss)             Earnings
                                           Before         Net        Per
                          Revenues      Income Taxes    Earnings    Share
                       ---------------  -------------  -----------  -----
1996 by Quarter
---------------
First                    $ 28,378,000    $ 3,409,000   $ 2,687,000  $ .31
Second                     33,146,000      6,420,000     4,702,000    .55
Third                      34,391,000      3,059,000     2,419,000    .29
Fourth                     31,975,000      3,074,000     2,480,000    .30
                         ------------    -----------   -----------  -----
             Annual      $127,890,000    $15,962,000   $12,288,000  $1.45
                         ============    ===========   ===========  =====

1995 by Quarter
---------------
First                    $ 26,004,000    $ 3,461,000   $ 2,814,000  $ .32
Second                     29,859,000      3,442,000     2,669,000    .30
Third                      29,085,000       (652,000)       74,000    .01
Fourth                     28,256,000      2,851,000     2,361,000    .27
                         ------------    -----------   -----------  -----
             Annual      $113,204,000    $ 9,102,000   $ 7,918,000  $ .90
                         ============    ===========   ===========  =====

1994 by Quarter
---------------
First                    $ 22,004,000    $ 2,898,000   $ 2,399,000  $ .26
Second                     29,710,000      5,014,000     3,570,000    .39
Third                      27,369,000      2,603,000     2,287,000    .26
Fourth                     25,507,000      3,024,000     2,577,000    .29
                         ------------    -----------   -----------  -----
             Annual      $104,590,000    $13,539,000   $10,833,000  $1.20
                         ============    ===========   ===========  =====

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
AVEMCO Corporation:


We have audited the consolidated financial statements of AVEMCO Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AVEMCO Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The Company changed its method of accounting for fixed maturity investments in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



                              /s/KPMG Peat Marwick LLP

Washington, D.C.
January 31, 1997 (February 28, 1997, as to Note 12)

                      AVEMCO Corporation and Subsidiaries                                       Schedule I
       Summary of Investments-Other Than Investments in Related Parties
                               December 31, 1996


--------------------------------------------------------------------------------------------------------------
             Column A                                             Column B        Column C        Column D
--------------------------------------------------------------------------------------------------------------
                                                                                               Amount at which
                                                                                     Fair      shown in the
        Type of Investment                                          Cost            Value      balance sheet
--------------------------------------------------------------------------------------------------------------
Fixed maturities:
        Bonds:
          Federal government and government
           agencies and authorities                             $  8,570,000   $  8,769,000    $  8,769,000
          States, municipalities and political subdivisions       92,441,000   $ 95,843,000    $ 95,843,000
          Foreign governments                                             --             --              --
          Public utilities                                                --             --              --
          Convertibles and bonds with warrants attached                   --             --              --
          All other corporate bonds                                  106,000        106,000         106,000
        Certificates of deposit                                           --             --              --
        Redeemable preferred stocks                                8,060,000      8,110,000       8,110,000
                                                                ------------    -----------     -----------
                Total fixed maturities                           109,177,000    112,828,000     112,828,000

Equity Securities:
        Common Stocks:
          Public utilities                                                --             --              --
          Banks, trust, and insurance companies                           --             --              --
          Industrial, miscellaneous, and all other                        --             --              --
        Nonredeemable preferred stocks                            10,953,000     10,817,000      10,817,000
                                                                ------------    -----------     -----------
                Total equity securities                           10,953,000     10,817,000      10,817,000

Mortgage loans on real estate                                             --    XXXXXXXXXXX              --
Real estate, at cost                                                      --    XXXXXXXXXXX              --
Policy loans                                                              --    XXXXXXXXXXX              --
Other long-term investments                                               --    XXXXXXXXXXX              --
Short-term investments, at cost which approximates fairs value    25,593,000    XXXXXXXXXXX      25,593,000
                                                                ------------    -----------     -----------
                Total investments                               $145,723,000                   $149,238,000
                                                                ------------                   ------------

Fixed maturities and equity securities are carried at fair value.



                              AVEMCO Corporation                                                    SCHEDULE II
                              (Parent Company)                                                              1/4
                 Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                           December 31, 1996 and 1995

ASSETS                                                                                  1996           1995
                                                                                    -------------  -------------
Fixed maturities,
   at fair value (amortized cost $19,585,000, $18,877,000 in 1995)................  $ 20,320,000   $ 19,816,000
Equity securities, at fair value (cost $1,273,000, $2,446,000 in 1995)............     1,313,000      3,089,000
Short-term investments, at cost, which approximates fair value....................     1,043,000        546,000
Cash (overdraft)..................................................................       (32,000)       181,000
Property and equipment, at cost, less accumulated depreciation of
   $5,026,000  in 1996 and $4,776,000 in 1995.....................................     3,593,000      4,032,000
Investment in subsidiaries........................................................   103,430,000    105,480,000
Other assets, net.................................................................     1,347,000        725,000
                                                                                    ------------   ------------
      TOTAL ASSETS................................................................  $131,014,000   $133,869,000
                                                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accrued expenses and other liabilities............................................  $  5,505,000   $  5,095,000
Amounts due to subsidiaries.......................................................     8,270,000     12,048,000
Debt..............................................................................    56,667,000     54,967,000
                                                                                    ------------   ------------
      TOTAL LIABILITIES...........................................................    70,442,000     72,110,000
                                                                                    ------------   ------------
STOCKHOLDERS' EQUITY:
Preferred stock, par value, $10.00 per share - 500,000 shares authorized;
   none issued....................................................................            --             --
Common Stock, par value, $.10 per share - 20,000,000 shares authorized;
   11,565,811 issued; 11,551,161 in 1995..........................................     1,157,000      1,155,000
Additional paid-in capital........................................................    19,140,000     18,293,000
Net unrealized appreciation on investments........................................     2,320,000      4,879,000
Foreign currency translation adjustments..........................................      (218,000)      (182,000)
Retained earnings.................................................................    94,843,000     88,184,000
                                                                                    ------------   ------------
                                                                                     117,242,000    112,329,000
Less treasury stock, 3,301,741 shares in 1996; 2,901,741 shares in 1995, at cost..    56,670,000    (50,570,000)
                                                                                    ------------   ------------
TOTAL STOCKHOLDERS' EQUITY........................................................    60,572,000     61,759,000
                                                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................  $131,014,000   $133,869,000
                                                                                    ============   ============
See accompanying note to condensed financial statements

                              AVEMCO Corporation                                                        SCHEDULE II
                              (Parent Company)                                                                  2/4
                 Condensed Financial Information of Registrant
                         Condensed Statements of Income
                            Years ended December 31,


REVENUES                                                                         1996          1995          1994
                                                                             ------------  ------------  ------------
  Net investment income....................................................  $ 1,395,000   $ 1,412,000   $ 1,372,000
  Realized gain on sale of investments.....................................    1,027,000       186,000        52,000
  Management fees from subsidiaries........................................      800,000       600,000     1,000,000
  Other charges to subsidiaries............................................      563,000       542,000       555,000
  Other income (loss)......................................................      173,000       (11,000)        4,000
                                                                             -----------   -----------   -----------
      TOTAL REVENUES.......................................................    3,958,000     2,729,000     2,983,000
                                                                             -----------   -----------   -----------
EXPENSES
  General and administrative...............................................    3,003,000     2,796,000     2,945,000
  Depreciation and amortization............................................      593,000       551,000       558,000
  Interest.................................................................    3,859,000     4,507,000     3,827,000
                                                                             -----------   -----------   -----------
      TOTAL EXPENSES.......................................................    7,455,000     7,854,000     7,330,000
                                                                             -----------   -----------   -----------
Loss before income tax benefit and equity in net earnings of subsidiaries..   (3,497,000)   (5,125,000)   (4,347,000)
Income tax benefit.........................................................    1,674,000     1,977,000     1,574,000
                                                                             -----------   -----------   -----------
Loss before equity in net earnings of subsidiaries.........................   (1,823,000)   (3,148,000)   (2,773,000)
Equity in net earnings of subsidiaries.....................................   14,111,000    11,066,000    13,606,000
                                                                             -----------   -----------   -----------
      NET EARNINGS.........................................................  $12,288,000   $ 7,918,000   $10,833,000
                                                                             ===========   ===========   ===========
See accompanying note to condensed financial statements

                             AVEMCO Corporation                                                         SCHEDULE II
                              (Parent Company)                                                                  3/4
                 Condensed Financial Information of Registrant
                       Condensed Statements of Cash Flows
                            Years ended December 31,


OPERATING ACTIVITIES                                                      1996           1995           1994
                                                                      -------------  -------------  -------------
Net earnings........................................................  $ 12,288,000   $  7,918,000   $ 10,833,000
Adjustments to reconcile net earnings to cash flows provided from (used by) operating activities:
  Equity in net earnings of subsidiaries............................   (14,111,000)   (11,066,000)   (13,606,000)
  Dividends received from subsidiary companies......................    15,025,000      7,575,000      7,200,000
  Other.............................................................    (4,253,000)     3,307,000      6,056,000
                                                                      ------------   ------------   ------------
      Net cash flows provided from operating activities.............     8,949,000      7,734,000     10,483,000
                                                                      ------------   ------------   ------------
INVESTMENT ACTIVITIES
  Sale or maturity of investments...................................    10,268,000      6,997,000      3,372,000
  Purchase of investments...........................................    (9,251,000)    (6,994,000)    (3,988,000)
  Net purchase of property, equipment, and long-term assets.........       (73,000)      (471,000)    (2,028,000)
                                                                      ------------   ------------   ------------
      Net cash flows provided from (used by) investment activities..       944,000       (468,000)    (2,644,000)
                                                                      ------------   ------------   ------------
FINANCING ACTIVITIES
  Proceeds from borrowings..........................................    44,000,000     11,700,000     12,700,000
  Principal payments on debt........................................   (42,300,000)   (11,333,000)   (12,600,000)
  Proceeds from issuance of common stock............................       125,000         88,000         71,000
  Dividends to stockholders.........................................    (4,022,000)    (4,019,000)    (3,929,000)
  Repurchase of common stock........................................    (7,909,000)    (3,582,000)    (4,133,000)
                                                                      ------------   ------------   ------------
      Net cash flows used by financing activities...................   (10,106,000)    (7,146,000)    (7,891,000)
                                                                      ------------   ------------   ------------
Net increase (decrease) in cash.....................................      (213,000)       120,000        (52,000)
Cash, beginning of year.............................................       181,000         61,000        113,000
                                                                      ------------   ------------   ------------
Cash (overdraft), end of year.......................................  $    (32,000)  $    181,000   $     61,000
                                                                      ============   ============   ============
See accompanying note to condensed financial statements

                             AVEMCO Corporation                      SCHEDULE II
                             (Parent Company)                                4/4
                 Condensed Financial Information of Registrant
                    Note to Condensed Financial Statements
                               December 31, 1996



The condensed financial statements of AVEMCO Corporation (parent company) should be read in conjunction with the consolidated financial statements and accompanying notes thereto of AVEMCO Corporation and subsidiaries on pages 45 through 64.

                                                                      Schedule V

                      AVEMCO Corporation and Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------------------------------------
         Column A                      Column B             Column C            Column D           Column E
------------------------------------------------------------------------------------------------------------
                                                            Additions
                                                            --------
                                                     Charged       Charged/
                                      Balance at     to costs      credited                      Balance at
                                      beginning       and          to other                        close
         Description                  of period     expenses       accounts      Deductions      of period
------------------------------------------------------------------------------------------------------------
AVEMCO Corporation and Subsidiaries

DECEMBER 31, 1996:

  Net unrealized appreciation
     on investments                   $4,879,000    $        -0-   $         -0- $    (2,559,000) $2,320,000
                                      ==========    ============   ============= ===============  ==========

DECEMBER 31, 1995:
  Net unrealized appreciation
     (depreciation) on investments    $ (842,000)   $        -0-   $5,721,000/2/ $           -0-  $4,879,000
                                      ==========    ============   ============= ===============  ==========

DECEMBER 31, 1994:
  Net unrealized appreciation
     (depreciation) on investments    $  284,000    $        -0-   $4,922,000/1/ $(6,048,000)/2/  $ (842,000)
                                      ==========    ============   ============= ===============  ==========

/1/ Cumulative net unrealized appreciation on fixed maturities at January 1,
    1994

/2/  Increase (Decrease) of Stockholders' Equity

                                                                                                                         Schedule IV
                                             AVEMCO Insurance Company and Subsidiaries
                                         (a Wholly-owned Subsidiary of AVEMCO Corporation)
                                                            REINSURANCE
                                           Years Ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------------------------------------
        Column A                     Column B       Column C        Column D       Column E         Column F
                                                                                                   Percentage
                                                    Ceded to         Assumed         Net           of amount
                                     Gross           other          from other      amount           assumed
                                     amount        companies        companies       earned           to net
--------------------------------------------------------------------------------------------------------------
1996:
Life insurance in force            $        --     $        --     $        --     $        --     $        --
                                    ==========      ==========      ==========      ==========      ==========
Premiums:
Life insurance                     $        --     $        --     $       --      $       --              --
Accident and health insurance          715,000          41,000       8,855,000       9,529,000              93%
Property and liability insurance    89,378,000      15,952,000       3,215,000      76,641,000               4%
Title insurance                             --              --              --              --              --
                                    ----------      ----------      ----------      ----------      ----------
        Total premiums             $90,093,000     $15,993,000     $12,070,000     $86,170,000              14%
                                    ==========      ==========      ==========      ==========      ==========
1995:
Life insurance in force            $        --     $        --     $        --     $        --              --
                                    ==========      ==========      ==========      ==========      ==========
Premiums:
Life insurance                     $        --     $        --     $        --     $        --              --
Accident and Health insurance          471,000         103,000       8,684,000       9,052,000              96%
Property and liability insurance    75,747,000      14,237,000       9,896,000      71,406,000              14%
Title insurance                             --              --              --              --              --
                                    ----------      ----------      ----------      ----------      ----------
        Total premiums             $76,218,000     $14,340,000     $18,580,000      80,458,000              23%
                                    ==========      ==========      ==========      ==========      ==========
1994:
Life insurance in force            $        --     $        --     $        --     $        --              --
                                    ==========      ==========      ==========      ==========      ==========
Premiums:
Life insurance                     $        --     $        --     $        --     $        --              --
Accident and Health insurance           24,000       1,408,000      15,089,000      13,705,000             110%
Property and liability insurance    77,497,000      17,401,000       1,717,000      61,813,000               3%
Title insurance                             --              --              --              --              --
                                    ----------      ----------      ----------      ----------      ----------
        Total premiums             $77,521,000     $18,809,000     $16,806,000     $75,518,000              22%
                                    ==========      ==========      ==========      ==========      ==========

Note: Summary financial data with respect to the insurance subsidiary is presented in Note 11 to the consolidated financial statements of AVEMCO Corporation and Subsidiaries.

                                                                     Schedule VI

                   AVEMCO Insurance Company and Subsidiaries
               (a Wholly-owned Subsidiary of AVEMCO Corporation)
   SUPPLEMENTAL INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                  Years ended December 31, 1996, 1995 and 1994

------------------------------------------------------------------------------------------
     Column A                  Column B    Column C   Column D     Column E     Column F
------------------------------------------------------------------------------------------
                                           Unpaid     Discount
                              Deferred   losses and    if any
                               Policy       Loss      Deducted
                             Acquisition Adjustment     in       Unearned      Earned
        Segment                 Cost      Expenses    Column C   Premiums     Premiums
-----------------------------------------------------------------------------------------
1996
Property and liability
 insurance                   $6,071,000  $43,227,000      $-0-  $37,201,000  $86,170,000
                             ==========  ===========  ========  ===========  ===========

1995
Property and liability
 insurance                   $5,511,000  $42,305,000      $-0-  $32,363,000  $80,458,000
                             ==========  ===========  ========  ===========  ===========

1994
Property and liability
 insurance                   $4,922,000  $41,202,000      $-0-  $27,001,000  $75,518,000
                             ==========  ===========  ========  ===========  ===========



----------------------------------------------------------------------------------------------------------
                              Column G            Column H            Column I     Column J     Column K
----------------------------------------------------------------------------------------------------------
                                                                    Amortization      Net
                                                                        of            Paid
                                                Losses and           Deferred        Losses
                               Net            Loss Adjustment        Policy         and Loss      Net
                            Investment       Expense Incurred       Acquisition    Adustment    Premiums
        Segment              Income             Related to             Costs        Expenses    Written
----------------------------------------------------------------------------------------------------------
                                           (1)            (2)
                                         Current         Prior
                                          Year           Year
                                         -------        ------
1996
Property and liability
 insurance                    $6,638,000 $64,000,000   $(1,134,000)  $16,421,000  $60,450,000  $92,246,000
                              ========== ===========   ===========   ===========  ===========  ===========

1995
Property and liability
 insurance                    $6,988,000 $56,753,000   $(1,148,000)  $14,722,000  $53,809,000  $85,540,000
                              ========== ===========   ===========   ===========  ===========  ===========

1994
Property and liability
 insurance                    $6,952,000 $49,257,000   $(2,947,000)  $15,488,000  $45,131,000  $73,450,000
                              ========== ===========   ===========   ===========  ===========  ===========



Note:Column I, Amortization of Deferred Policy Acquisition Costs, includes $2,782,000, $1,982,000, and $1,983,000 of commission expense paid to affiliates for the years ended December 31, 1996, 1995, and 1994, respectively, which were eliminated in consolidation.

                                 EXHIBIT INDEX


Exhibit
Number                               Description                       Page
--------------  -----------------------------------------------------  ----

     10.3       Management Contracts:

                c. Senior Vice President and Chief Financial Officer.    75

                d. Senior Vice President - Legal.....................    89

     11.1       Statement Regarding Computation of per Share Earnings   103

     21.1       Organizational Chart.................................   104

     23.1       Independent Auditors' Consent........................   105
