Form 10-Q
period 1997-03-31
AVEMCO CORP
filed 1997-05-15
CIK 8802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

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

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,393,287 shares of common stock were outstanding as of March 31, 1997.

Part I.      Financial Information

Item 1.      Financial Statements (Note 1)

                       AVEMCO Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                      March 31, 1997, and December 31, 1996

                                                     March 31,     December 31,
                                                       1997           1996
                                                   -------------  -------------
Assets:
Investments....................................... $ 144,202,000  $ 149,238,000
Cash..............................................     6,501,000      5,959,000
Accounts receivable...............................    27,953,000     29,608,000
Reinsurance recoverable...........................     9,463,000      9,503,000
Deferred policy acquisition costs.................     6,069,000      6,071,000
Prepaid reinsurance premiums......................     5,190,000      5,913,000
Net property and equipment........................     7,803,000      7,886,000
Other assets......................................     3,823,000      3,488,000
                                                   -------------  -------------
           Total assets........................... $ 211,004,000  $ 217,666,000
                                                   =============  =============

Liabilities:
Unpaid losses and loss adjustment expenses........ $  41,342,000  $  43,227,000
Unearned premiums.................................    36,305,000     37,201,000
Accounts payable and accrued expenses.............    14,325,000     17,797,000
Ceded reinsurance premiums payable................       698,000      1,549,000
Notes payable to banks............................    56,167,000     56,667,000
Federal and state income taxes payable............      (143,000)       653,000
                                                   -------------  -------------
           Total liabilities......................   148,694,000    157,094,000
                                                   -------------  -------------

Stockholders' Equity:
Preferred stock, par value, $10.00 per share;
   500,000 shares authorized; none issued.........        --             --
Common stock, par value, $.10 per share;
   20,000,000 shares authorized; 11,708,086 issued
   in 1997 and 11,565,811 in 1996.................     1,171,000      1,157,000
Additional paid-in capital........................    20,882,000     19,140,000
Net unrealized appreciation on investments........     1,032,000      2,320,000
Foreign currency translation adjustments..........      (252,000)      (218,000)
Retained earnings.................................    96,471,000     94,843,000
                                                   -------------  -------------
                                                     119,304,000    117,242,000
Treasury stock, at cost, 3,314,799 shares
   in 1997 and 3,301,741 in 1996..................   (56,994,000)   (56,670,000)
                                                   -------------  -------------
           Total stockholders' equity.............    62,310,000     60,572,000
                                                   -------------  -------------
Contingent liabilities
           Total liabilities and stockholders'
           equity................................. $ 211,004,000  $ 217,666,000
                                                   =============  ==============

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO Corporation and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------
Revenues:
Premiums earned................................... $  21,488,000  $  19,693,000
Commissions.......................................     1,915,000      1,973,000
Net investment income.............................     2,090,000      2,036,000
Computer products and services....................     1,907,000      2,261,000
Realized investment gains.........................       (98,000)       513,000
Other.............................................     2,478,000      1,902,000
                                                   -------------  -------------
           Total revenues.........................    29,780,000     28,378,000
                                                   -------------  -------------

Expenses:
Losses and loss adjustment expenses...............    14,489,000     12,997,000
Selling, general, and administrative expenses.....    10,692,000      9,123,000
Commissions.......................................     1,762,000      1,466,000
Cost of computer hardware sold....................       261,000        415,000
Interest..........................................     1,001,000        968,000
                                                   -------------  -------------
           Total expenses.........................    28,205,000     24,969,000
                                                   -------------  -------------

Earnings before income taxes......................     1,575,000      3,409,000
Federal and state income taxes (benefit)..........       (53,000)       722,000
                                                   -------------  -------------

Net earnings...................................... $   1,628,000  $   2,687,000
                                                   =============  =============

Net earnings per share............................ $         .19  $         .31
                                                   =============  =============

Weighted average number of common and common
  equivalent shares outstanding...................     8,542,000      8,746,325
                                                   =============  =============

Dividends per share............................... $      --      $         .12
                                                   =============  =============

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------
Operating Activities:
Net earnings...................................... $   1,628,000  $   2,687,000
Charges (credits) to operations not affecting cash    (4,751,000)    (2,382,000)
                                                   -------------  -------------
Net cash flows provided from (used by) operations.    (3,123,000)       305,000
                                                   -------------  -------------

Investment Activities:
Proceeds from sale or maturity of investments.....    26,620,000     16,079,000
Purchase of investments...........................   (23,675,000)   (12,926,000)
Proceeds from sale of property and equipment......         2,000         12,000
Purchase of property and equipment................      (215,000)      (104,000)
                                                   -------------  -------------
Net cash flows provided from investment activities     2,732,000      3,061,000
                                                   -------------  -------------

Financing Activities:
Proceeds from borrowings..........................        --          4,500,000
Principal payments on debt........................      (500,000)    (2,500,000)
Exercise of common stock options..................     1,457,000        125,000
Dividends to stockholders.........................        --         (1,033,000)
Repurchase of common stock........................       (24,000)    (2,718,000)
                                                   -------------  -------------
Net cash flows provided from (used by)
   financing activities...........................       933,000     (1,626,000)
                                                   -------------  -------------

Net increase (decrease) in cash...................       542,000      1,740,000
Cash, beginning of year...........................     5,959,000      3,466,000
                                                   -------------  -------------

Cash, end of period............................... $   6,501,000  $   5,206,000
                                                   =============  =============

See accompanying notes to condensed consolidated financial statements.

                       AVEMCO Corporation and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1) The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Form 10-K for the year ended December 31, 1996.

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

     Liquidity and Capital Resources

     The company's primary sources of operating funds are insurance premiums, investment income, reinsurance recoveries on paid losses, computer product sales, and other service revenues. Principal uses of operating funds include claim payments to insureds, commissions, and other operating expenses. Cash flows used by operations for the first three months of 1997 were $3.1 million, principally due to an increase in paid losses and other selling, general, and administrative expenses. Cash flows provided from operations for the first quarter of 1996 were $305,000. The 1996 operating cash flow was impacted by one-time refund payments of $2.4 million related to the settlement of California Proposition 103 matters. The company's insurance subsidiaries had fully provided for such amounts in prior years. Since the level of operating cash flow is highly affected by premium production, paid loss activity, the sale of investment securities, and reinsurance recoveries received, operating cash flow can vary significantly from period to period.

     The company follows investment guidelines, which, in addition to providing for an acceptable after-tax return on its investments, are structured to preserve capital, maintain sufficient liquidity to meet anticipated obligations, and retain an ample margin of capital and surplus to assure the unimpaired ability to write insurance. The company's fixed income portfolio holdings consist primarily of high investment grade securities. Currently, the largest single portion of the investment portfolio is invested in tax-exempt securities. Because of a rising interest rate environment during the first quarter, the fair value of the investment portfolio at the end of the quarter declined by $1.3 million.

     In developing its investment strategy, the company establishes a level of cash and highly liquid short and intermediate term securities which, when combined with expected cash flow, is believed adequate to meet anticipated payment obligations.

     During the 1997 first quarter, the Board of Directors discontinued the company's common stock repurchase program and cancelled all shares remaining authorized for repurchase. In connection with the pending merger between AVEMCO and HCC Insurance Holdings, Inc. (HCCH), more fully described in the Recent Development section of this report, AVEMCO has covenanted in the merger agreement not to declare another dividend with a record date before June 1, 1997, and not to declare such dividend with a record date after such date if a Proxy Statement/Prospectus has been distributed to its shareholders before June 1, 1997.

     Results of Operations

     Earnings from operations in the quarter were $.28 per share, compared to $.27 per share for the first quarter of 1996. Net earnings for the first quarter of 1997 were $1.6 million or $.19 per share compared to 1996's first quarter earnings of $2.7 million or $.31 per share. Net earnings were less due primarily to the expensing of pending merger-related costs, restructuring costs associated with the consolidation of AVEMCO's St. Peters, Missouri, operations to reduce expenses on a going-forward basis, and the recognition of some small realized investment losses compared to recognition of larger realized investment gains in the first quarter last year. The composition of net earnings was as follows:

                                                      1997            1996
                                                    --------        --------
          Operations                                $    .28        $   .27
          Realized investment gains (losses)            (.01)           .04
          Restructuring costs                           (.02)          --
          Pending merger related costs                  (.06)          --
                                                    --------        --------
          Net earnings per share                    $    .19        $    .31
                                                    ========        ========

     Gross premiums written for all lines of business in the 1997 first quarter were $24.0 million, increasing by 8% over that of 1996's first quarter. As a result, earned premiums in the quarter increased to $21.5 million versus $19.7 million for the similar period of 1996. Net incurred losses for 1997's first quarter were $14.5 million compared to $12.9 million for 1996. The loss ratio was 67.4% versus 66.0% for the similar period of 1996. The increased losses were principally due to the strengthening of loss reserves. There were no significant weather-related losses during the 1997 and 1996 first quarters. The 1997 first quarter underwriting ratio was 94.4% compared to 1996's 94.0%.

     There were realized investment losses of $98,000 in the 1997 first quarter compared to realized investment gains of $513,000 for the 1996 first quarter. Selling, general, and administrative expenses for the first quarter were $10.7 million versus $9.1 million for the 1996 first quarter. The increase is principally due to the pending merger and costs associated with restructuring and consolidating the company's operating activities. Costs related to the pending AVEMCO and HCCH merger incurred in the first quarter resulted in an after-tax earnings reduction of $507,000 or $.06 per share. Such costs included legal, investment banking, and accounting fees. The company also incurred restructuring costs associated with the consolidation of AVEMCO's St. Peters, Missouri, operations to reduce expenses on a going-forward basis. Such costs amounted to an after-tax earnings reduction of $163,000 or $.02 per share.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          Letter of Intent........................  AVEMCO Corporation Report on
                                                    Form 8-K, filed on January
                                                    22, 1997.

          Agreement and Plan of Reorganization....  AVEMCO Corporation Report on
                                                    Form 8-K, filed on March 6,
                                                    1997, and Exhibit 1 thereto.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AVEMCO CORPORATION
                                            (Registrant)





Date:      May 15, 1997                     /s/ William P. Condon
      ------------------------              ------------------------------
                                            William P. Condon
                                            Chairman of the Board





Date:      May 15, 1997                     /s/ John F. Shettle, Jr.
      ------------------------              ------------------------------
                                            John F. Shettle, Jr.
                                            President and
                                            Chief Executive Officer





Date:      May 15, 1997                     /s/ John R. Yuska
      ------------------------              ------------------------------
                                            John R. Yuska
                                            Senior Vice President and
                                            Chief Financial Officer